Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XVIII
filed 1995-05-12
CIK 704271

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    ------------

                      Commission file number   0-11934

                      Century Properties Fund XVIII
          (Exact name of registrant as specified in its charter)

       California                                    94-2834149
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                    (Zip Code)

    Registrant's telephone number, including area code (404) 916-9090

                                   N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                                 ------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes            No
                           ---------     ----------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------

                                1 of 10

      CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets
                                                    March 31,      December 31,
                                                      1995            1994
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $   1,034,000   $     972,000
Other assets                                            179,000         318,000

Real Estate:
   Real estate                                       26,272,000      26,159,000
   Accumulated depreciation                          (7,918,000)     (7,760,000)
                                                  --------------  --------------
Real estate, net                                     18,354,000      18,399,000

Deferred financing costs, net                           346,000         364,000
                                                  --------------  --------------
  Total assets                                    $  19,913,000   $  20,053,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Notes payable                                     $  19,282,000   $  19,303,000
Accrued expenses and other liabilities                  311,000         453,000
                                                  --------------  --------------
  Total liabilities                                  19,593,000      19,756,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' Equity (Deficit):

  General partner                                    (6,423,000)     (6,425,000)
  Limited partners (75,000 units outstanding at
     March 31, 1995 and December 31, 1994)            6,743,000       6,722,000
                                                  --------------  --------------
  Total partners' equity                                320,000         297,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $  19,913,000   $  20,053,000
                                                  ==============  ==============

                      See notes to financial statements.


                                  2 of 10


         CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995



Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   1,072,000   $   1,322,000
  Interest                                               10,000           6,000
  Gain on sale of property                                  -         1,246,000
                                                  --------------  --------------
    Total revenues                                    1,082,000       2,574,000
                                                  --------------  --------------

Expenses:

  Operating                                             473,000         733,000
  Interest                                              370,000         513,000
  Depreciation                                          158,000         157,000
  General and administrative                             58,000         111,000
                                                  --------------  --------------
    Total expenses                                    1,059,000       1,514,000
                                                  --------------  --------------
Net income                                        $      23,000   $   1,060,000
                                                  ==============  ==============
Net income per limited partnership unit:          $         -     $          13
                                                  ==============  ==============


                      See notes to financial statements.

                                  3 of 10

          CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995


Statements of Cash Flows (Unaudited)
                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net income                                           $   23,000     $ 1,060,000
Adjustments to reconcile net income to net cash

 provided by (used in) operating activities:
  Depreciation and amortization                         176,000         176,000
  Gain on sale of property                                  -        (1,246,000)
Changes in operating assets and liabilities:
  Other assets                                          139,000         (54,000)
  Accrued expenses and other liabilities               (130,000)       (252,000)
                                                     -----------    ------------
Net cash provided by (used in) operating activities     208,000        (316,000)
                                                     -----------    ------------
Investing Activities:

Additions to real estate                               (113,000)        (30,000)
Net proceeds from sale of rental property                   -        15,143,000
                                                     -----------    ------------
Net cash (used in) provided by investing activities    (113,000)     15,113,000
                                                     -----------    ------------
Financing Activities:

Repayment of notes payable to affiliate of
   the general partner                                      -          (608,000)
Notes payable principal payments                        (33,000)        (69,000)
Assumption of note payable on sale of property              -       (13,653,000)
                                                     -----------    ------------

Cash (used in) financing activities                     (33,000)    (14,330,000)
                                                     -----------    ------------
Increase in Cash and Cash Equivalents                    62,000         467,000

Cash and Cash Equivalents at Beginning of Period        972,000         363,000
                                                     -----------    ------------
Cash and Cash Equivalents at End of Period           $1,034,000     $   830,000
                                                     ===========    ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period            $  340,000     $   735,000
                                                     ===========    ============
Supplemental Disclosure of Non-Cash
  Financing Activities:
  Increase in notes payable due to
    debt modification                                $      -       $ 1,084,000
                                                     ===========    ============
  Accrued interest added to notes payable balance    $   12,000     $       -
                                                     ===========    ============

                      See notes to financial statements.

                                  4 of 10

          CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995

                       NOTES TO FINANCIAL STATEMENTS


1.  General


The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Note 3 below.

At March 31, 1995, the Partnership had approximately $796,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $36,000 and $35,000, during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $46,000 and $15,000, respectively. These fees are included in operating expenses.

    (c) An affiliate of NPI, Inc. was paid $7,000 relating to a successful real estate tax appeal on the Partnership's Overlook Point Apartments property during the three months ended March 31, 1995. This fee is included in operating expenses.

3.  Disposition of Rental Property

In February 1994, the Partnership sold Plantation Ridge Apartments, located in Marietta, Georgia for $15,353,000. The existing loans of $13,653,000 were assumed by the buyer at the time of sale. After assumption of the existing loans and costs of the sale of $210,000, proceeds to the Partnership were $1,490,000. At the date of sale, the carrying amount of real estate was $13,897,000. For financial statement purposes, the Partnership recorded a $1,246,000 gain on sale of property during 1994.


                                  5 of 10

         CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of two residential apartment complexes located in Utah and Texas, which are currently leased to tenants subject to leases of up to one year. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1995, ten of the twelve properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing proceeds and sales proceeds as its primary source of liquidity. Cash distributions from operations remained suspended in the first quarter of 1995. In order to preserve working capital reserves required for necessary capital improvements to properties and potential debt modifications, it is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $62,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $208,000 of cash provided by operating activities was only partially offset by $113,000 of additions to real estate (investing activities) and $33,000 of mortgage principal payments (financing activities). Additions to real estate consisted of exterior renovations at Registrant's Oak Run Apartments property. Registrant has no plans for significant capital improvements at any of its properties during 1995. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1995 and the foreseeable future. Registrant has substantial balloon payments due in 1999 and 2000 of approximately $7,869,000 and $6,489,000. Although management is confident that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other

Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

                                  6 of 10

         CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results declined by $1,037,000 for the three months ended March 31, 1995, as compared to 1994. The decrease in operating results is due to the $1,246,000 gain on the disposition of Plantation Ridge Apartments recognized in February 1994.


Revenues declined by $1,492,000 for the three months ended March 31, 1995, as compared to 1994, due to the previously mentioned property disposition. With respect to the remaining properties, rental revenue increased by $97,000 due to an increase in rental rates at both of Registrant's remaining properties, coupled with an increase in occupancy at Registrant's Oak Run Apartments. Interest income increased by $4,000 due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses decreased by $455,000 for the three months ended March 31, 1995, as compared to 1994, due to the disposition of Plantation Ridge Apartments in February 1994. With respect to the remaining properties, expenses increased by $44,000 primarily due to an increase in interest expense of $38,000.



                                  7 of 10

          CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

Interest expense increased due to higher interest rates on the variable rate mortgage encumbering Registrant's Oak Run Apartments property, which was only slightly offset by the modification of Registrant's Overlook Point Apartments at a lower interest rate in February 1994. Operating and depreciation expense remained relatively constant. General and administrative expenses declined by $53,000 due to a reduction in asset management costs.

Properties

A description of the properties in which Registrant has an ownership interest for the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES FUND XVIII

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                                          Average
                              Number of    Date of   Occupancy Rate (%)
Name and Location               Units      Purchase    1995     1994
- -----------------              ------      --------  ------------------
Overlook Point Apartments        304        07/83       95       96
Salt Lake City, Utah

Oak Run Apartments               420        11/83       99       94
Dallas, Texas

Plantation Ridge Apartments (1)  454        06/84        -       93

Marietta, Georgia



(1) Property was sold in February 1994. Average occupancy rate is for the period January 1, 1994 through date of sale.


                                  8 of 10

         CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern
District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

There were no reports filed on Form 8-K for the three months ended March
31, 1995.
                                  9 of 10

         CENTURY PROPERTIES FUND XVIII - FORM 10-Q - MARCH 31, 1995


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY PROPERTIES FUND XVIII

                              By: FOX PARTNERS,
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner




                              /S/ARTHUR N. QUELER
                              --------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                  10 of 10