Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XVIII
filed 1995-08-11
CIK 704271

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  June 30, 1995

                                 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ___________

                        Commission file number   0-11934

                          Century Properties Fund XVIII
            (Exact name of registrant as specified in its charter)

       California                                               94-2834149
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

                               Yes  X        No _____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities

Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.    Yes ______    No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                               1 of 12


           CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                    June 30,        December 31,
                                                      1995              1994
                                                  (Unaudited)        (Audited)
Assets

Cash and cash equivalents                          $  1,102,000    $    972,000
Other assets                                            292,000         318,000

Real Estate:
   Real estate                                       26,372,000      26,159,000
   Accumulated depreciation                          (8,076,000)     (7,760,000)
                                                   ------------    ------------
Real Estate, net                                     18,296,000      18,399,000

Deferred financing costs, net                           327,000         364,000
                                                   ------------    ------------
     Total assets                                  $ 20,017,000    $ 20,053,000
                                                   ============    ============

Liabilities and Partners' Equity

Notes payable                                      $ 19,241,000    $ 19,303,000
Accrued expenses and other liabilities                  424,000         453,000
                                                   ------------    ------------
     Total liabilities                               19,665,000      19,756,000
                                                   ------------    ------------

Commitments and Contingencies

Partners' Equity (Deficit):

  General partner                                    (6,420,000)     (6,425,000)
  Limited partners (75,000 units outstanding at
     June 30, 1995 and December 31, 1994)             6,772,000       6,722,000
                                                   ------------    ------------
     Total partners' equity (deficit)                   352,000         297,000
                                                   ------------    ------------
     Total liabilities and partners' equity        $ 20,017,000    $ 20,053,000
                                                   ============    ============


                      See notes to financial statements.

                                    2 of 12

           CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)


                                                      For the Six Months Ended
                                                    June 30, 1995  June 30, 1994
Revenues:

     Rental                                            $2,182,000     $2,333,000
     Interest income                                       27,000         17,000
     Gain on sale of property                                  --      1,246,000
                                                       ----------     ----------
         Total revenues                                 2,209,000      3,596,000
                                                       ----------     ----------

Expenses:

     Operating                                            971,000      1,182,000
     Interest                                             746,000        868,000
     Depreciation                                         315,000        315,000
     General and administrative                           122,000        236,000
                                                       ----------     ----------
         Total expenses                                 2,154,000      2,601,000
                                                       ----------     ----------
Net income                                             $   55,000     $  995,000
                                                       ==========     ==========
Net income per limited partnership unit:               $        1     $       12
                                                       ==========     ==========

                      See notes to financial statements.

                                    3 of 12


           CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)

                                                    For the Three Months Ended
                                                    June 30, 1995 June 30, 1994
Revenues:

     Rental                                           $ 1,110,000   $ 1,011,000
     Interest income                                       17,000        11,000
                                                      ----------     ----------
         Total revenues                                 1,127,000     1,022,000
                                                       ----------    ----------
Expenses:

     Operating                                            498,000       449,000
     Interest                                             376,000       355,000
     Depreciation                                         157,000       158,000
     General and administrative                            64,000       125,000
                                                       ----------    ----------
         Total expenses                                 1,095,000     1,087,000

Net income (loss)                                     $    32,000   $   (65,000)
                                                      ===========   ===========
Net income (loss) per limited partnership unit:                --   $        (1)
                                                      ===========   ===========

                      See notes to financial statements.

                                    4 of 12


           CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995


Statements of Cash Flows (Unaudited)
                                                   For the Six Months Ended
                                                 June 30, 1995  June 30, 1994

Operating Activities:

Net income                                        $    55,000    $   995,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                    353,000        353,000
     Gain on sale of property                              --     (1,246,000)
 Changes in operating assets and liabilities:
     Other assets                                      26,000        253,000
     Accrued expenses and other liabilities            (5,000)      (314,000)
                                                  -----------    -----------
Net cash provided by operating activities             429,000         41,000
                                                  -----------    -----------
Investing Activities:

Rental properties additions                          (213,000)       (50,000)
Net proceeds from sale of rental property                  --      1,700,000
Property sale expenses                                     --       (210,000)
                                                  -----------    -----------
Net cash (used in) provided by investing
  activities                                         (213,000)     1,440,000
                                                  -----------    -----------
Financing Activities:

Repayment of notes payable to affiliate of
   the general partner                                     --       (608,000)
Notes payable principal payments                      (86,000)      (145,000)
                                                  -----------    -----------

 Net cash (used in) financing activities              (86,000)      (753,000)
                                                  -----------    -----------

Increase in Cash and Cash Equivalents                 130,000        728,000

Cash and Cash Equivalents at Beginning of Period      972,000        363,000
                                                  -----------    -----------
Cash and Cash Equivalents at End of Period        $ 1,102,000    $ 1,091,000
                                                  ===========    ===========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the period      $   684,000    $ 1,181,000
                                                  ===========    ===========
Supplemental Disclosure of Non-Cash Financing
  Activities:
     Increase in notes payable due to debt
       modification                                        --    $ 1,084,000
                                                  ===========    ===========

     Accrued interest added to notes payable
       balance                                    $    24,000    $        --
                                                  ===========    ===========

                      See notes to financial statements.

                                    5 of 12


           CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995

                     NOTES TO FINANCIAL STATEMENTS

1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Note 3 below.

June 30, 1995, the Partnership had approximately $1,076,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $72,000 and $96,000, during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $100,000 and $65,000, respectively. These fees are included in operating expenses.

    (c) An affiliate of NPI, Inc. was paid $7,000 relating to a successful real estate tax appeal on the Partnership's Overlook Point Apartments property during the six months ended June 30, 1995. This fee is included in operating expenses.

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

4.  Legal Proceedings

On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,667 limited partnership units of the Partnership.

                               6 of 12



      CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of two residential apartment complexes located in Utah and Texas, which are currently leased to tenants subject to leases of up to one year. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1995, ten of the twelve properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing proceeds and sales proceeds as its primary source of liquidity. Cash distributions from operations remained suspended during the second quarter of 1995. In order to preserve working capital reserves required for future capital improvements to properties and potential debt modifications, it is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $130,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $429,000 of cash provided by operating activities was only partially offset by $213,000 of improvements to real estate (investing activities) and $86,000 of mortgage principal payments (financing activities). Additions to real estate consisted of exterior renovations at Registrant's Oak Run Apartments property. Registrant has no plans for significant capital improvements at either of its properties during 1995. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,667 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 28.5% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

                               7 of 12



      CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995


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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results declined by $940,000 for the six months ended June 30, 1995, as compared to 1994. The decline in operating results is due to the $1,246,000 gain on the disposition of Plantation Ridge Apartments recognized in February 1994. With respect to the remaining properties, operating results improved by $83,000.

Revenues declined by $1,387,000 for the six months ended June 30, 1995, as compared to 1994, due to the previously mentioned property disposition. With respect to the remaining properties, rental revenue increased by $196,000 due to an increase in rental rates at both of Registrant's remaining properties, coupled with an increase in occupancy at Registrant's Oak Run Apartments. Interest income increased by $10,000 due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses decreased by $447,000 for the six months ended June 30, 1995, as compared to 1994, primarily due to the disposition of Plantation Ridge Apartments in February 1994. With respect to the remaining properties, expenses increased by $113,000, due to an increase in operating expenses of

                               8 of 12



      CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

$54,000 and interest expense of $59,000. Interest expense increased due to higher interest rates on the variable rate mortgage encumbering Registrant's Oak Run Apartments property, which was only slightly offset by the modification of Registrant's Overlook Apartments at a lower interest rate in February 1994. Depreciation expense remained relatively constant. General and administrative expenses declined by $114,000 primarily due to a reduction in asset management costs.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $97,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $105,000, which was only partially offset by an increase in expenses of $8,000.

Revenues increased by $105,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in rental revenue of $99,000 and interest income of $6,000. Rental revenue increased at both of Registrant's properties due to an increase in rental rates and a slight increase in occupancy. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses increased by $8,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in operating expenses of $49,000 and interest expense of $21,000, which was only partially offset by decreases in depreciation expense of $1,000 and general and administrative expenses of $61,000. Interest expense increased due to higher interest rates on the variable rate mortgage encumbering Registrant's Oak Run Apartments property. General and administrative expenses declined primarily due to a reduction in asset management costs. Depreciation expense remained relatively constant.

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES FUND XVIII

                           OCCUPANCY SUMMARY
                                                         Average
                                                    Occupancy Rate (%)
                                                ------------------------
                                                Six Months  Three Months
                            Number     Date       Ended         Ended
                              of        of       June 30,      June 30,
Name and Location           Units    Purchase   1995   1994   1995   1994
- -----------------           -----    --------   ----   ----   ----   ----
Overlook Point Apartments    304       07/83     95     95     96     95
Salt Lake City, Utah

                               9 of 12


      CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)
                                                              Average
                                                         Occupancy Rate (%)
                                                     ------------------------
                                                     Six Months  Three Months
                                 Number     Date       Ended         Ended
                                   of        of       June 30,      June 30,
Name and Location                Units    Purchase   1995   1994   1995   1994
- -----------------                -----    --------   ----   ----   ----   ----
Oak Run Apartments                420      11/83      99     96     99     97
Dallas, Texas

Plantation Ridge  Apartments (1)  454      06/84      --     93     --     --
Marietta, Georgia


(1) Property was sold in February 1994. Average occupancy rate for 1994 is for the period January 1994 through date of sale.

                               10 of 12


        CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 1. Litigation

        Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo
        County, Case No. 390018.

        Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

        Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

        James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

        On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

        There were no reports filed on Form 8-K for the three months ended June 30, 1995.

                               11 of 12



      CENTURY PROPERTIES FUND XVIII - FORM 10-Q - JUNE 30, 1995


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

                                        CENTURY PROPERTIES FUND XVIII

                                        By: FOX PARTNERS,
                                            Its General Partner

                                        By: FOX CAPITAL MANAGEMENT CORPORATION,
                                            A General Partner


                                        ________________________________
                                        ARTHUR N. QUELER
                                        Secretary/Treasurer and Director
                                        (Principal Financial Officer)

                               12 of 12