Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XVIII
filed 1995-11-13
CIK 704271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1995

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________to ___________

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

   Registrant's telephone number, including area code (770) 916-9090

                              N/A
 Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No_____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes            No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                1 of 13



  CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets
                                                September 30,    December 31,
                                                    1995             1994
Assets

Cash and cash equivalents                         $ 1,008,000    $   972,000
Other assets                                          491,000        318,000

Real Estate:
   Real estate                                     26,421,000     26,159,000
   Accumulated depreciation                        (8,233,000)    (7,760,000)
                                                  -----------    -----------

Real Estate, net                                   18,188,000     18,399,000

Deferred financing costs, net                         310,000        364,000
                                                  -----------    -----------

    Total assets                                  $19,997,000    $20,053,000
                                                  ===========    ===========


Liabilities and Partners' Equity

Notes payable                                     $19,199,000    $19,303,000
Accrued expenses and other liabilities                476,000        453,000
                                                  -----------    -----------

    Total liabilities                              19,675,000     19,756,000
                                                  -----------    -----------

Commitments and Contingencies

Partners' Equity (Deficit):

  General partner                                  (6,423,000)    (6,425,000)
  Limited partners  (75,000 units outstanding at
   September 30, 1995 and December 31, 1994)        6,745,000      6,722,000
                                                  -----------    -----------

    Total partners' equity (deficit)                  322,000        297,000
                                                  -----------    -----------

    Total liabilities and partners' equity        $19,997,000    $20,053,000
                                                  ===========    ===========

                  See notes to financial statements.


                                2 of 13



    CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations



                                                  For the Nine Months Ended
                                                 September 30,    September 30,
                                                     1995             1994

Revenues:

  Rental                                            $3,292,000     $3,384,000
  Interest and other                                    44,000         28,000
  Gain on sale of property                                   -      1,246,000
                                                   -----------    -----------

    Total revenues                                   3,336,000      4,658,000
                                                   -----------    -----------

Expenses:

  Operating                                          1,553,000      1,684,000
  Interest                                           1,118,000      1,203,000
  Depreciation                                         473,000        473,000
  General and administrative                           167,000        290,000
                                                   -----------    -----------

    Total expenses                                   3,311,000      3,650,000
                                                   -----------    -----------

Net income                                          $   25,000     $1,008,000
                                                   ===========    ===========

Net income per limited partnership unit             $     0.30     $    12.09
                                                   ===========    ===========

                  See notes to financial statements.

                                3 of 13



    CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations

                                                   For the Three Months Ended
                                                 September 30,    September 30,
                                                      1995             1994

Revenues:

  Rental                                            $1,110,000     $1,051,000
  Interest and other                                    17,000         11,000
                                                   -----------    -----------

    Total revenues                                   1,127,000      1,062,000
                                                   -----------    -----------
Expenses:

  Operating                                            582,000        502,000
  Interest                                             372,000        335,000
  Depreciation                                         158,000        158,000
  General and administrative                            45,000         54,000
                                                   -----------    -----------

    Total expenses                                   1,157,000      1,049,000
                                                   -----------    -----------

Net (loss) income                                   $  (30,000)    $   13,000
                                                   ===========    ===========

Net (loss) income per limited partnership unit      $    (0.36)    $     0.16
                                                   ===========    ===========

                  See notes to financial statements.

                                4 of 13


    CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995


Statements of Cash Flows
                                                    For the Nine Months Ended
                                                  September 30,    September 30,
                                                       1995            1994

Operating Activities:

Net income                                          $   25,000     $1,008,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                        527,000        533,000
  Gain on sale of property                                   -     (1,246,000)
Changes in operating assets and liabilities:
  Other assets                                        (173,000)       106,000
  Accrued expenses and other liabilities                52,000       (252,000)
                                                   -----------    -----------

Net cash provided by operating activities              431,000        149,000
                                                   -----------    -----------

Investing Activities:

Additions to rental properties                        (262,000)      (194,000)
Net proceeds from sale of rental properties                  -      1,700,000
Property sales expenses                                      -       (210,000)
                                                   -----------    -----------

Net cash (used in) provided by investing activities   (262,000)     1,296,000
                                                   -----------    -----------


Financing Activities:

Repayment of notes payable to affiliate of
 the general partner                                         -       (608,000)
Notes payable principal payments                      (133,000)      (190,000)
                                                   -----------    -----------

Net cash (used in) financing activities               (133,000)      (798,000)
                                                   -----------    -----------

Increase in Cash and Cash Equivalents                   36,000        647,000

Cash and Cash Equivalents at Beginning of Period       972,000        363,000
                                                   -----------    -----------

Cash and Cash Equivalents at End of Period          $1,008,000     $1,010,000
                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information:

Interest paid in cash during the period             $  975,000     $1,507,000
                                                   ===========    ===========

Supplemental Disclosure of Non-Cash Financing
 and Investing Activities:
  Increase in notes payable due to
   debt modification                                $        -     $1,084,000
                                                   ===========    ===========


  Accrued interest added to notes payable balance   $   29,000     $        -
                                                   ===========    ===========

  Mortgage assumed during 1994 on property sale - See Note 3.

                     See notes to financial statements.

                                    5 of 13



       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

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

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $108,000 and $132,000, during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

       (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $156,000 and $116,000, respectively. These fees are included in operating expenses.

       (c) An affiliate of NPI, Inc. was paid $7,000 relating to a successful real estate tax appeal on the Partnership's Overlook Point Apartments property during the nine months ended
           September 30, 1995. This fee is included in operating expenses.


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

                                  6 of 13

       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of two residential apartment complexes located in Utah and Texas, which are currently leased to tenants subject to leases of up to one year. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Both of Registrant's remaining properties generated positive cash flow for the nine months ended September 30, 1995. As of November 1, 1995, ten of the twelve properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing proceeds and sales proceeds as its primary source of liquidity. For the long term, it is anticipated that cash from operations will remain Registrant's primary source of liquidity. Cash distributions from operations remained suspended during the third quarter of 1995. In order to preserve working capital reserves required for future capital improvements to properties and potential debt modifications, it is not currently anticipated that Registrant will make any distributions from operations in the foreseeable future.

The level of liquidity based upon cash and cash equivalents experienced a $36,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $431,000 of cash provided by operating activities was only partially offset by $262,000 of improvements to real estate (investing activities) and $133,000 of mortgage principal payments (financing activities). Additions to real estate consisted of exterior renovations at Registrant's Oak Run Apartments property and parking lot improvements at Registrant's Overlook Point Apartments property. Registrant has no plans for significant capital improvements at either of its properties during 1995 and the foreseeable future. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1995 and the foreseeable future. Registrant has substantial balloon payments due in 1999 and 2000 of approximately $7,869,000 and $6,489,000, respectively. Although management is confident that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.

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

                                   7 of 13

       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant.

Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. At the present time, Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes.
In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates

                                   8 of 13

       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Real Estate Market (Continued)

that increases in revenue will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results declined by $983,000 for the nine months ended September 30, 1995, as compared to 1994. The decline in operating results is due to the $1,246,000 gain on the disposition of Plantation Ridge Apartments recognized in February 1994.

Revenues declined by $1,322,000 for the nine months ended September 30, 1995, as compared to 1994, primarily due to the previously mentioned property disposition. With respect to the remaining properties, rental revenue increased by $255,000 due to an increase in rental rates, coupled with a slight increase in occupancy at both of Registrant's remaining properties. Interest income increased by $16,000 due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses decreased by $339,000 for the nine months ended September 30, 1995, as compared to 1994, due to the disposition of Plantation Ridge Apartments in February 1994. With respect to the remaining properties, expenses increased by $230,000, due to an increase in operating expenses of $134,000 and interest expense of $96,000. Operating expenses increased primarily due to exterior painting at Registrant's Overlook Point Apartments property. Interest expense increased due to higher interest rates on the variable rate mortgage encumbering Registrant's Oak Run Apartments property, which was only slightly offset by the modification of Registrant's Overlook Apartments at a lower interest rate in February 1994. Depreciation expense remained constant. General and administrative expenses declined by $123,000 primarily due to a reduction in asset management costs effective July 1, 1994.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results declined by $43,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $65,000, which was more than offset by an increase in expenses of $108,000.

Revenues increased by $65,000 for the three months ended September 30, 1995, as compared to 1994, primarily due to increases in rental revenue of $59,000 and interest income of $6,000. Rental revenue increased at both of Registrant's remaining properties due to an increase in rental rates. Occupancy remained constant at both properties. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

                                   9 of 13

       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

Expenses increased by $108,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in operating expenses of $80,000 and interest expense of $37,000, which was only partially offset by a decrease in general and administrative expenses of $9,000. Operating expenses increased primarily due to exterior painting at Registrant's Overlook Point Apartments property. Interest expense increased due to higher interest rates on the variable rate mortgage at Registrant's Oak Run Apartments property. General and administrative expenses declined due to a reduction in reimbursed expenses. Depreciation expense remained constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:


                        CENTURY PROPERTIES FUND XVIII

                              OCCUPANCY SUMMARY

                                                       Average
                                                   Occupancy Rate (%)
                                              -------------------------

                                              Nine Months  Three Months
                           Number     Date       Ended         Ended
                             of        of    September 30, September 30,
Name and Location           Units   Purchase  1995   1994  1995   1994
-----------------           -----   --------  ----   ----  ----   ----

Overlook Point Apartments    304      07/83    96     95    96     96
Salt Lake City, Utah

Oak Run Apartments           420      11/83    98     97    98     98
Dallas, Texas

                                  10 of 13

       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            2.  NPI, Inc. Stock Purchase Agreement dated as of August 17,

                1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b) Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                  11 of 13


       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

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

                                 CENTURY PROPERTIES FUND XVIII

                                By:  FOX PARTNERS,
                                     Its General Partner

                                By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                     A General Partner




                                /S/ ARTHUR N. QUELER
                                --------------------------------------
                                Secretary/Treasurer and Director
                                (Principal Financial Officer)

                                   12 of 13



       CENTURY PROPERTIES FUND XVIII - FORM 10-Q - SEPTEMBER 30, 1995

                                EXHIBIT INDEX

Exhibit                                                      Page No.

2.   NPI, Inc. Stock Purchase Agreement                           *
     dated August 17, 1995


* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.


                                 13 of 13