Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XVIII
filed 1996-03-29
CIK 704271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to

         Commission file number 0-11934

                         CENTURY PROPERTIES FUND XVIII
             (Exact name of Registrant as specified in its charter)

                CALIFORNIA                              94-2834149
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

    One Insignia Plaza, P.O. Box 1089
        Greenville, South Carolina                         29602
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:         (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                            Limited Partnership Units

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     No market for the Limited Partnership Units exists and therefore a market value for such Units cannot readily be determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:


     Prospectus of the Registrant dated November 5, 1982, as revised December 30, 1982, and thereafter supplemented incorporated in Parts I and IV.

                         CENTURY PROPERTIES FUND XVIII
                            (A limited partnership)

                                    PART I

Item 1.  Business.

     Century Properties Fund XVIII (the "Registrant") was organized in July 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-78495), was declared effective by the Securities and Exchange Commission on November 5, 1982. The Registrant marketed its securities pursuant to its Prospectus dated November 5, 1982, as revised December 30, 1982, which was thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

     From February 1983 through September 1983, the Registrant offered and sold $75,000,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase twelve income-producing real properties. The Registrant's original property portfolio was geographically diversified with acquired properties located in seven states. The Registrant's acquisition activities were completed in June 1984, and since then the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994 ten properties were sold or otherwise disposed of. See "Item 2, Properties" for a description of the Registrant's properties.

     The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that any property owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

     It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

     At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected.

Property Matters

     Overlook Point Apartments - The Registrant modified its existing first mortgage on Overlook Point Apartments in February 1994. Principal of $7,166,000 and contingent interest of $1,213,000 were outstanding on the original loan which was due August 1995. The Registrant paid down $129,000 of accrued interest from its escrow accounts with the lender and secured a new loan for the balance of $8,250,000. The new loan requires monthly debt service payments of approximately $62,000, bears interest at 8.25% per annum and is being amortized over 30 years. The loan matures in 1999 with a balloon payment due of approximately $7,869,000. See "Item 8, Financial Statements and Supplementary Data - Note 5."

     Plantation Ridge Apartments - Plantation Ridge Apartments was sold on February 15, 1994 for $15,353,000. After the buyer's assumption of the existing loan of $13,653,000 and expenses of sale of $210,000 (including sales commissions of $154,000 paid to an outside broker), the proceeds to the Registrant were approximately $1,490,000. Net proceeds realized from the sale were used to fully repay $608,000 of demand notes, plus accrued interest of $230,000, due to NPI Realty and to further replenish working capital. See, "Item 8, Financial Statements and Supplementary Data - Note 7."

Employees

     Services are performed for the Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP Management, L.P., ("NPI-AP") an affiliate of the Managing General Partner, which directly manages the Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management.

Change in Control

     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

     On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

     On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

     On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.


     On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

The Tender Offer

     On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as 11 affiliated limited partnerships.

     On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 21,513 limited partnership units or approximately 28.7% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

     The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. Many of the Registrant's properties which are or were located in oil industry related and other weakened markets have been adversely affected by economic conditions in these markets. In addition, each of the Registrant's properties competes in an area which normally contains numerous other multi-family residential properties which may be considered competitive.

Item 2.  Properties.

     A description of the multi-family residential properties in which the Registrant has an ownership interest is as follows. All of the Registrant's properties are owned in fee.

                                     Date of
Name and Location                     Purchase                       Size
-----------------                    ---------                     ---------
Overlook Point Apartments              07/83                       304 units
   4700 South Street

   Salt Lake City, Utah

Oak Run Apartments                     11/83                       420 units
   5801 Preston Oaks Road
   Dallas, Texas

     See "Item 8, Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

      The following chart sets forth the occupancy rates at December 31, 1995, 1994, 1993, 1992 and 1991 for the Registrant's remaining properties:

                               OCCUPANCY SUMMARY

                                                   Average
                                              Occupancy Rate(%)
                                             for the Year Ended
                                                 December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----

Overlook Point Apartments               96     95     95     95     94
Oak Run Apartments                      98     97     94     93     91

Item 3.  Legal Proceedings.

     Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

     Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

     Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

     James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

     In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions in and against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994, constituted (a) breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.

     On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995, and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995, for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this Report.

                                  PART II

Item 5.  Market for the Registrant's Equity and Related Security
         Holder Matters.

     The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. As of March 1, 1996, cash distributions from operations for each unit holder have ranged from $47 to $58 for each $1,000 of original investment. No market for Limited Partnership Units exists, nor is any expected to develop.


     No distributions from operations were made during the years ended December 31, 1995 and 1994. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.

     As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 5,371.

Item 6.  Selected Financial Data.

     The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                         For the Year Ended December 31,
                               ------------------------------------------------
                                 1995      1994      1993       1992      1991
                                 ----      ----      ----       ----      ----
                                  (Amounts in thousands except per unit data)

TOTAL REVENUES                 $ 4,511   $ 5,729   $10,701   $ 11,248  $ 11,660
                               =======   =======   ========  ========  ========

(LOSS) INCOME BEFORE
   EXTRAORDINARY ITEM               (4)      732    (4,938)    (3,875)   (4,917)

    EXTRAORDINARY ITEMS              -         -     6,501          -     4,324
                               -------   -------   -------    -------  --------

NET INCOME (LOSS)              $    (4)  $   732   $ 1,563   $ (3,875) $   (593)
                               =======   =======   =======   ========  ========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT(1):
   (Loss) income before
   extraordinary item          $  (.05)  $  8.77   $(59.63)  $ (46.55) $ (59.05)
   Extraordinary item               -         -      78.09          -     51.89
                               -------   -------   -------   --------   -------

NET INCOME (LOSS)              $  (.05)  $  8.77   $ 18.46   $ (46.55) $  (7.16)
                               ========  =======   =======   ========  =========

TOTAL ASSETS                   $19,840   $20,053   $34,296   $ 61,081  $ 63,315
                               =======   =======   =======   ========  ========

LONG-TERM OBLIGATIONS:
   Notes Payable               $19,127   $19,303   $32,126   $ 55,321  $ 55,627
                               =======   =======   =======   ========  ========
--------------
(1) $1,000 original contribution per unit after giving effect to the allocation of net income (loss) to the general partner.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's remaining real estate properties consist of two residential apartment complexes located in Utah and Texas, which are currently leased to tenants subject to leases of up to one year. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Both of the Registrant's remaining properties generated positive cash flow for the year ended December 31, 1995. As of March 1, 1996, ten of the twelve properties originally purchased by the Registrant were sold or otherwise disposed.

     The Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing proceeds and sales proceeds as its primary source of liquidity. For the long term, it is anticipated that cash from operations will remain the Registrant's primary source of liquidity. Cash distributions from operations remained suspended during 1995. In order to preserve working capital reserves required for future capital improvements to properties and potential debt modifications, it is not currently anticipated that the Registrant will make any distributions from operations in the foreseeable future.

     The level of liquidity based upon cash and cash equivalents experienced a $34,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant's $541,000 of cash provided by operating activities was offset by $318,000 of improvements to real estate (investing activities) and $257,000 of mortgage principal payments (financing activities). Additions to real estate consisted of exterior renovations at the Registrant's Oak Run Apartments property and parking lot improvements at the Registrant's Overlook Point Apartments property. The Managing General Partner is currently evaluating the capital improvement requirements of the Registrant's properties. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1996 and the foreseeable future. The Registrant has substantial balloon payments due in 1999 and 2000 of approximately $7,869,000 and $6,745,000, respectively. Although the Managing General Partner anticipates that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.

     As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994, (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995, for units of limited partnership interest in the

Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 3,667 units of the Registrant which, when added to the units acquired during the First Tender Offer, represented approximately 29% of the total number of outstanding units of the Registrant.

     Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. At the present time, the Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

     At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

     Operating results declined by $736,000 for the year ended December 31, 1995, as compared to 1994. The decline in operating results is due to the $1,246,000 gain on the disposition of Plantation Ridge Apartments recognized in 1994.


     Revenues declined by $1,218,000 for the year ended December 31, 1995, as compared to 1994, due to the previously mentioned property disposition. With respect to the remaining properties, rental revenue increased by $366,000 due to an increase in rental rates, coupled with a slight increase in occupancy at both of the Registrant's remaining properties. In addition, interest income increased by $8,000 due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

     Expenses decreased by $482,000 for the year ended December 31, 1995, as compared to 1994, due to the disposition of Plantation Ridge Apartments in February 1994. With respect to the remaining properties, expenses increased by $12,000, due to an increase in interest expenses of $62,000 and depreciation expense of $6,000, which was partially offset by a decrease in operating expenses of $56,000. Operating expenses decreased primarily due to a decrease in repairs at the Registrant's Oak Run Apartments property which was partially offset by exterior painting at the Registrant's Overlook Point Apartments property. Interest expense increased due to higher interest rates on the variable rate mortgage encumbering the Registrant's Oak Run Apartments property, which was partially offset by the modification of the Registrant's Overlook Apartments at a lower interest rate in February 1994. In addition, general and administrative expenses declined by $45,000 due to a reduction in asset management costs effective July 1, 1994.

1994 Compared to 1993

     Operating results, before the $6,501,000 extraordinary gain on extinguishment of debt, improved by $5,670,000 for the year ended December 31, 1994, as compared to 1993. The improvement in operating results is primarily due to the disposition of the following properties with negative operating results:
Dover Village Apartments in March 1993, Reflections Apartments in May 1993 and Northgreen Apartments in August 1993. The $1,246,000 gain on disposition of Plantation Ridge Apartments in February 1994 and the net loss on sale of properties during 1993, substantially contributed to the improvement in operations.

     Revenues declined by $4,972,000 for the year ended December 31, 1994, as compared to 1993, due to the previously mentioned property dispositions. With respect to the remaining properties, revenues increased by $317,000 due to an increase in rental income. Rental revenue increased due to increases in rental rates at Overlook Point and Oak Run Apartments, coupled with an increase in occupancy at Oak Run Apartments. Interest and other income remained constant.

     Expenses decreased by $10,642,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of the previously mentioned properties. With respect to the remaining properties, expenses declined by $2,239,000 as the decrease in interest expense of $2,602,000 and general and administrative expenses of $74,000 were only partially offset by increases in operating expenses of $418,000 and depreciation expense of $19,000.

     Interest expense declined primarily due to accrued contingent interest expense of $1,213,000 on the Registrant's Overlook Point Apartments and $688,000 of discount amortization written off on the Registrant's Oak Run Apartments as a result of modifications of the note payable in the prior comparative period. This was compounded by a reduced principal balance at the Registrant's refinanced Oak Run Apartments, the modification of the Overlook Point Apartments at a lower interest rate and the satisfaction of the note payable to an affiliate of the general partner. The decrease in general and administrative expenses is primarily attributable to a reduction in asset management fees effective July 1994, which was only partially offset by costs associated with the management transition. The increase in operating expenses for the remaining properties is primarily due to increased spending on deferred maintenance at both of the Registrant's remaining properties. Depreciation expense increased due to the effect of fixed asset additions, primarily at the Registrant's Oak Run Apartment complex.

Item 8.  Financial Statements and Supplementary Data.


                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX



                                                                                                                         Page
                                                                                                                         ----
Independent Auditors' Reports............................................................................................F - 2
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................................................................F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.......................................F - 5
     Statements of Partners' Equity (Deficit) for the Years Ended
        December 31, 1995, 1994 and 1993.................................................................................F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.......................................F - 7
     Notes to Financial Statements.......................................................................................F - 8
Financial Statement Schedule:
     Schedule III - Real Estate and Accumulated Depreciation at December 31, 1995........................................F - 16

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.



To the Partners
Century Properties Fund XVIII
Atlanta, Georgia


                          Independent Auditors' Report


We have audited the accompanying balance sheets of Century Properties Fund XVIII (a limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XVIII as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   Imowitz Koenig & Co., LLP

                                                   Certified Public Accountants
New York, N.Y.
January 22, 1996



INDEPENDENT AUDITORS' REPORT


Century Properties Fund XVIII:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Century Properties Fund XVIII (a limited partnership) (the "Partnership") and its wholly-owned subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its wholly-owned subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                                                 CENTURY PROPERTIES FUND XVIII
                                                    (A Limited Partnership)

                                                        BALANCE SHEETS


                                                                                                       DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                               1995                   1994
                                                                                       -------------------    ---------------------

ASSETS

Cash and cash equivalents                                                             $            938,000     $            972,000
Other assets                                                                                       627,000                  415,000

Real Estate:
   Real estate                                                                                  26,477,000               26,159,000
   Accumulated depreciation                                                                     (8,412,000)              (7,760,000)
                                                                                       -------------------    ---------------------

Real Estate, net                                                                                18,065,000               18,399,000

Deferred financing costs, net                                                                      210,000                  267,000
                                                                                       -------------------    ---------------------

       Total assets                                                                   $         19,840,000    $          20,053,000
                                                                                       -------------------    ---------------------
                                                                                       -------------------    ---------------------

LIABILITIES AND PARTNERS' EQUITY

Notes payable                                                                         $         19,127,000    $         19,303,000
Accrued expenses and other liabilities                                                             420,000                 453,000
                                                                                       -------------------    ---------------------


       Total liabilities                                                                        19,547,000               19,756,000
                                                                                       -------------------    ---------------------


Partners' Equity (Deficit):

  General partner                                                                               (6,425,000)              (6,425,000)
  Limited partners (75,000 units outstanding at
     December 31, 1995 and 1994)                                                                 6,718,000                6,722,000
                                                                                       -------------------    ---------------------




        Total partners' equity                                                                     293,000                  297,000
                                                                                       -------------------    ---------------------

        Total liabilities and partners' equity                                        $         19,840,000    $          20,053,000
                                                                                       -------------------    ---------------------
                                                                                       -------------------    ---------------------




                      See notes to financial statements.



                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------------
                                                                              1995              1994                   1993
                                                                         -------------   ------------------    ---------------------

Revenues:
     Rental                                                              $   4,457,000   $        4,437,000     $         8,877,000
     Interest and other income                                                  54,000               46,000                  46,000
     Gain on property disposition                                                -                1,246,000               1,778,000
                                                                         -------------   ------------------    ---------------------

     Total revenues                                                          4,511,000            5,729,000              10,701,000
                                                                         -------------   ------------------    ---------------------

Expenses (including $481,000, $364,000 and
  $109,000 paid to the general partner
    and affiliates in 1995, 1994 and 1993):
     Operating                                                              2,133,000             2,457,000               4,367,000
     Interest                                                               1,469,000             1,588,000               6,632,000
     Depreciation                                                             652,000               646,000               1,611,000
     General and administrative                                               261,000               306,000                 380,000
     Loss on disposition of properties                                           -                      -                 2,649,000
                                                                         -------------   ------------------    ---------------------

     Total expenses                                                         4,515,000             4,997,000              15,639,000
                                                                         -------------   ------------------    ---------------------

(Loss) income before extraordinary item                                        (4,000)              732,000              (4,938,000)

Extraordinary item:

     Gain on debt forgiveness                                                   -                      -                  6,501,000
                                                                         -------------   ------------------    ---------------------

Net (loss) income                                                         $    (4,000)   $          732,000     $         1,563,000
                                                                         -------------   ------------------    ---------------------
                                                                         -------------   ------------------    ---------------------

Net (loss) income per limited partnership unit:

    (Loss) income before extraordinary item                               $     (0.05)   $             8.77     $            (59.63)

     Extraordinary item - Gain on debt forgiveness                              -                      -                      78.09
                                                                         -------------   ------------------    ---------------------


     Net (loss) income                                                   $      (0.05)   $             8.77     $             18.46
                                                                         -------------   ------------------    ---------------------
                                                                         -------------   ------------------    ---------------------






                      See notes to financial statements.



                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                           General             Limited                Total
                                                                           partner             partners'             partners'
                                                                           (deficit)            equity                equity
                                                                         -------------    -----------------    ---------------------


Balance - January 1, 1993                                                 $ (6,677,000    $       4,679,000    $         (1,998,000)

    Loss before extraordinary item                                            (466,000)          (4,472,000)             (4,938,000)

     Extraordinary item                                                        644,000            5,857,000               6,501,000
                                                                         -------------    -----------------    ---------------------


Balance - December 31, 1993                                                 (6,499,000)           6,064,000                (435,000)

     Net income                                                                 74,000              658,000                 732,000
                                                                         -------------    -----------------    ---------------------


Balance - December 31, 1994                                                 (6,425,000)           6,722,000                 297,000

     Net loss                                                                    -                   (4,000)                 (4,000)
                                                                         -------------    -----------------    ---------------------

Balance, December 31, 1995                                                $ (6,425,000)    $      6,718,000    $            293,000
                                                                         -------------    -----------------    ---------------------
                                                                         -------------    -----------------    ---------------------










                      See notes to financial statements.




                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                              1995              1994                   1993
                                                                          ------------    -----------------     -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $   (4,000)    $         732,000     $         1,563,000
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                              709,000               724,000               2,420,000
   Gain on property disposition                                                  -               (1,246,000)             (1,778,000)
   Loss on disposition of properties                                             -                     -                  2,649,000
   Extraordinary item - gain on debt forgiveness                                 -                     -                 (6,501,000)
   Deferred financing costs paid                                                 -                     -                   (510,000)
   Deferred financing cost refunded                                              -                     -                     85,000
   Costs expensed on attempted property refinancing                              -                     -                     22,000
   Deferred interest added to note principal                                   81,000                  -                       -
   Changes in operating assets and liabilities:
     Other assets                                                            (212,000)              220,000                (137,000)
     Accrued expenses and other liabilities                                   (33,000)             (460,000)                146,000
                                                                          ------------    -----------------     -------------------

Net cash provided by (used in) operating activities                           541,000               (30,000)             (2,041,000)
                                                                          ------------    -----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                    (318,000)              (262,000)               (643,000)
Net proceeds from sales of rental properties                                     -                1,700,000              26,124,000
Property sales expenses                                                          -                 (210,000)               (687,000)
Restricted cash decrease (increase)                                              -                  273,000                (103,000)
                                                                          ------------    -----------------     -------------------

Net cash (used in) provided by investing activities                         (318,000)             1,501,000              24,691,000
                                                                          ------------    -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable to an affiliate of
  the general partner                                                                              (608,000)             (2,148,000)
Notes payable principal payments                                            (257,000)              (254,000)            (27,733,000)
Notes payable proceeds                                                           -                      -                 7,200,000
                                                                          ------------    -----------------     -------------------

Net cash used in financing activities                                       (257,000)              (862,000)            (22,681,000)

                                                                          ------------    -----------------     -------------------

(Decrease) Increase in Cash and Cash Equivalents                             (34,000)               609,000                 (31,000)

Cash and Cash Equivalents at Beginning of Year                               972,000                363,000                 394,000
                                                                          ------------    -----------------     -------------------

Cash and Cash Equivalents at End of Year                                   $ 938,000      $         972,000     $           363,000
                                                                          ------------    -----------------     -------------------
                                                                          ------------    -----------------     -------------------

Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year                                   $1,331,000     $       1,877,000     $         5,572,000
                                                                          ------------    -----------------     -------------------
                                                                          ------------    -----------------     -------------------

Supplemental Disclosure of Non-cash Investing and
Financing Activities:
      Mortgage assumed on property sale and disposition of rental properties in 1994.  See note 6.
      Accrued interest added to note payable balance in 1994. See note 4.



                      See notes to financial statements.







                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XVIII (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real property. The Partnership currently owns two residential complexes located in Utah and Texas. The general partner of the Partnership is Fox Partners, a California general partnership, whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership and Fox Partners 82, a California general partnership. The original capital contributions of $75,000,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       In October 1994 DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 29% of total limited partnership units of the Partnership (see Note 8).

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia

       Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 8).



                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.



       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in United States Treasury repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year.


                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 27.5 to 30 years for buildings and improvements and six to seven years for furnishings.

       Deferred Financing Costs

       Deferred financing costs are amortized over the lives of the related loans, or expensed, if financing is not obtained. At December 31, 1995 and 1994, accumulated amortization of deferred financing costs totaled $262,000 and $205,000, respectively.

       Net Income (Loss) Per Limited Partnership Unit

       The net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by 75,000 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

       Reclassification

       Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.


2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI.
       On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of
       NPI Equity commenced providing certain property management services.


                       CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                                                 1995              1994                 1993
                                                              ----------        ----------           -------
       Property management fees                                  $ 212,000         $ 177,000       $          -
       Reimbursement of operational expenses:
         Partnership accounting and investor services              162,000           173,000                  -
         Professional services                                           -             9,000                  -
                                                            --------------        ----------       ------------

         Total                                                   $ 374,000         $ 359,000       $          -
                                                                 =========         =========       ============

       Interest expense                                      $           -        $    5,000           $109,000
                                                             =============        ==========           ========


       Property management fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $107,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate are included in operating expenses for the year ended December 31, 1995.

       In accordance with the partnership agreement, the general partners received (1) a partnership management incentive equal to an allocation of nine percent of net and taxable income (loss) before gain on property dispositions and (2) a one percent continuing interest of net and taxable income (loss) before gain on property dispositions after the above allocation of the partnership management incentive. The general partners were also allocated ten percent of gain on property dispositions to the extent of its deficit capital account and cash available for distribution. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:


                                                  1995                    1994
                                           -----------------       ----------------
       Land                                   $   7,296,000          $    7,296,000
       Buildings and improvements                16,836,000              16,570,000
       Furnishings                                2,345,000               2,293,000
                                              -------------          --------------

       Total                                     26,477,000              26,159,000
       Accumulated depreciation                  (8,412,000)             (7,760,000)
                                               -------------          -------------

       Real estate, net                        $ 18,065,000          $   18,399,000
                                               ============          ==============


                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4.     NOTES PAYABLE


       Individual rental properties are pledged as collateral for the related notes payable. Interest rates on the notes payable ranged from 8.25 to
       9.00 percent during the year ended December 31, 1995. Principal payments at December 31, 1995 are required as follows:

               1996             $    264,000
               1997                  271,000
               1998                  278,000
               1999                8,064,000
               2000                6,909,000
               Thereafter          3,341,000
                                ------------
               Total            $ 19,127,000
                                ============

       The Partnership modified its note payable on Overlook Point Apartments in February 1994. Principal of $7,166,000 plus contingent interest of $1,213,000 was outstanding on the original loan which was due August 1995. The Partnership paid down $129,000 of the accrued interest from its escrow accounts with the lender and secured a new loan for the balance of $8,250,000. The new loan requires monthly payments of $62,000 at 8.25% interest and is being amortized over 30 years. The loan matures in 1999 with a balloon payment of approximately $7,869,000.

       In October 1993, the Partnership obtained replacement financing on the Oak Run Apartments' $4,358,000 wrap note equity portion which was due in October 1993, as well as on the two underlying first loans in the amount of $2,147,000 and $2,950,000 which were scheduled to mature in October 2009 and September 1994, respectively. The new loan, in the amount of $7,200,000 was used to pay off the two first loans, including prepayment premiums of $51,000 and refinancing costs of $333,000 (including a $70,000 interest rate cap cost). The new loan has a variable interest rate of 4.25 percent over 30-day LIBOR not to exceed 11 percent for the first four years of the new loan and is scheduled to mature in September 2000. The pay rate is nine percent for the first two years, 9.5 percent for years three through five and ten percent for years six and seven. Any difference between the contract interest rate and the pay rate will be applied to the outstanding principal balance. The remaining proceeds of approximately $1,719,000 were used to pay down a portion of the wrap note equity portion. The remaining balance of the wrap note equity portion of $4,127,000 will only be paid to the lender as a participation in future cash flow and sales proceeds from the property. The Partnership paid the participant approximately $116,000 and $75,000 during 1995 and 1994, respectively, which was treated as a reduction in principal.

       Amortization of deferred financing costs totaled $57,000, $78,000 and $121,000 for 1995, 1994 and 1993, respectively.



                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NOTE PAYABLE TO AFFILIATES OF THE GENERAL PARTNER

       In February 1994, the Partnership paid $608,000 of principal and $230,000 of accrued interest to an affiliate of the general partner. Interest charged on the note was $5,000 and $109,000 for the years ended December 31, 1994 and 1993, respectively.

6.     DISPOSITION OF RENTAL PROPERTIES

       In February 1994, the Partnership sold Plantation Ridge Apartments, located in Marietta, Georgia for $15,353,000. The existing loans of $13,653,000 were assumed by the buyer at the time of sale. After assumption of the existing loans and costs of the sale of $210,000, proceeds to the Partnership were $1,490,000. At the date of sale, the carrying amount of real estate was $13,897,000. For financial statement purposes, the Partnership recorded a $1,246,000 gain on sale of property for the year ended December 31, 1994.

       In March 1993, the Partnership sold Dover Village Apartments, located in Orlando, Florida for $9,300,000. After payment of the first and second loan balances of $5,674,000 and $2,490,000, respectively, and costs of sale of $358,000 (including $186,000 real estate commissions paid to an outside broker), the net proceeds to the Partnership were $778,000. In addition, accrued but unpaid interest of $707,000 on the second loan was forgiven by the lender and was recognized in 1993 as an extraordinary item-gain on debt forgiveness. At the date of sale, the carrying amount of land and improvements, net of the $961,000 provision for impairment of value recognized in 1992, was $9,302,000. The loss on sale of $360,000 was recognized at the time of sale.

       In May 1993, the Partnership sold Reflections Apartments, located in Aurora, Colorado, for $7,924,000. After payment of the existing loan balance of $5,111,000 and costs of sale of $285,000 (including $238,000 of real estate commissions paid to outside brokers), net proceeds to the Partnership were $2,528,000. At the date of sale, the carrying amount of land and improvements, net of the $551,000 provision for impairment of value recognized in 1991, was $5,861,000. The gain on sale of $1,778,000 was recognized at the time of sale.

       In August 1993, the Partnership sold Northgreen Apartments, located in Oklahoma City, Oklahoma, for $8,763,000. In addition, the Partnership received a $137,000 property tax reimbursement from the buyer. After payment of a portion of the existing loan of $8,750,000 and costs of sale of $51,000, the net proceeds to the Partnership were $99,000. Principal and accrued interest outstanding on the existing loan at the time of sale was $14,545,000, of which $5,794,000 was forgiven by the lender at the time of sale. At the date of sale, the carrying amount of land and improvements was $11,138,000. The loss on sale was $2,289,000 and $5,794,000 (consisting of $3,350,000 in principal and $2,444,000 in accrued interest) was recognized as an extraordinary item-gain on debt forgiveness in 1993.


                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


7.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                                    1995              1994              1993
                                                                ------------      ------------     --------------
       Net income (loss) - financial statements                  $    (4,000)     $    732,000        $ 1,563,000
       Differences resulted from:
         Depreciation                                                142,000             2,000           (933,000)
         Loss on disposition of properties                                 -                 -            871,000
         Gain on property dispositions - net                               -         5,178,000         11,558,000
         Amortization of notes payable discount                            -                 -            688,000
         Amortization of construction period interest                      -                 -           (107,000)
         Amortization of deferred loan fees                                -           (65,000)            13,000
         Amortization of original issue discount                     (81,000)         (128,000)            (3,000)
         Interest expense                                              9,000        (1,209,000)         1,178,000
         Interest expense - short term borrowings                          -          (224,000)          (395,000)
         Other                                                             -                 -            (13,000)
                                                              --------------   ---------------       ------------

       Net income - income tax method                            $    66,000       $ 4,286,000        $14,420,000
                                                                 ===========       ===========        ===========

       Taxable income per limited partnership unit after
         giving effect to the allocation to the general
         partner                                               $           1     $          51     $          173
                                                               =============     =============     ==============

       Partners' equity (deficit) - financial statements        $    293,000       $   297,000       $   (435,000)

       Differences resulted from:
       Depreciation                                               (9,932,000)      (10,074,000)       (15,177,000)
       Deferred sales commissions and organization
        expenses                                                   9,592,000         9,592,000          9,592,000
       Amortization of notes payable discount                      2,755,000         2,755,000          2,755,000
       Construction period interest                                        -                 -           (318,000)
       Payments credited to rental properties                        302,000           302,000            302,000

       Amortization of deferred loan fees                             (3,000)           (3,000)           339,000
       Accumulated amortization of original issue discount          (757,000)         (676,000)          (548,000)
       Interest expense - short term borrowings                            -                 -            224,000
       Interest expense                                                6,000            (3,000)         1,213,000
       Other                                                        (168,000)         (168,000)          (210,000)
                                                                 ------------    -------------      -------------

       Partners' equity (deficit) - income tax method            $ 2,088,000       $ 2,022,000       $ (2,263,000)
                                                                 ===========       ===========       ============


                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8.     SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.


                                 SCHEDULE III


                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

COLUMN        COLUMN         COLUMN           COLUMN                   COLUMN               COLUMN    COLUMN    COLUMN    COLUMN
  A             B              C                D                        E                    F         G         H         I

                                          Cost Capitalized
                           Initial Cost     Subsequent           Gross Amount at Which
                          to Partnership   to Acquisition    Carried at Close of Period(1)
                          --------------   --------------   ------------------------------
                                                                                                                          Life
                                                                                                                         on which
                                                                                                                         Deprecia-
                                                                                           Accumu-    Year               tion is
                                Buildings                             Buildings              lated     of       Date     computed
                                   and                                   and               Deprecia-  Con-       of      in latest
              Encum-            Improve-   Improve-  Carrying          Improve-    Total     tion    struc-    Acqui-  statement of
Description   brances    Land     ments      ments     Costs   Land     ments       (2)       (3)     tion     sition   operations
-----------   -------    ----     -----      -----     -----   ----    ------      ----      -----    -----    ------   ----------
                                                      (Amounts in thousands)

PARTNERSHIP:

Overlook Point
 Apartments
  Salt Lake
  City, Utah  $ 8,125   $1,082  $ 8,225     $  886    $(291)  $1,078   $ 8,824    $ 9,902    $3,754     1984      7/83   6 - 30 Yrs.

Oak Run
 Apartments
  Dallas,
  Texas        11,002    6,218    8,713      1,644        -    6,218    10,357     16,575     4,658     1979     11/83   6 - 30 Yrs.
              -------   ------  -------     ------    -----   ------   -------    -------    ------
TOTAL         $19,127   $7,300  $16,938     $2,530    $(291)  $7,296   $19,181    $26,477    $8,412
              =======   ======  =======     ======    =====   ======   =======    =======    ======




                            See accompanying notes.



                                                                    SCHEDULE III

                         CENTURY PROPERTIES FUND XVIII
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:
(1)     The aggregate cost for Federal income tax purposes is $24,666,000.

(2)     Balance, January 1, 1993                                                                                  $      85,929,000
        Improvements capitalized subsequent to acquisition                                                                  643,000
        Cost of rental properties disposed of                                                                           (40,387,000)
                                                                                                                  ------------------

        Balance, December 31, 1993                                                                                       46,185,000
        Improvements capitalized subsequent to acquisition                                                                  262,000
        Cost of rental property disposed of                                                                             (20,288,000)
                                                                                                                  ------------------

        Balance, December 31, 1994                                                                                       26,159,000
        Improvements capitalized subsequent to acquisition                                                                  318,000
                                                                                                                  ------------------

        Balance, December 31, 1995                                                                                $      26,477,000
                                                                                                                  ------------------
                                                                                                                  ------------------

(3)     Balance, January 1, 1993                                                                                  $      26,044,000
        Additions charged to expense                                                                                      1,611,000
        Accumulated depreciation of rental properties disposed of                                                       (12,574,000)
        Allowance for impairment of value of rental properties disposed of                                               (1,512,000)
                                                                                                                  ------------------

        Balance, December 31, 1993                                                                                       13,569,000
        Additions charged to expense                                                                                        646,000
        Accumulated depreciation of rental property disposed of                                                          (6,455,000)
                                                                                                                  ------------------

        Balance, December 31, 1994                                                                                        7,760,000
        Additions charged to expense                                                                                        652,000
                                                                                                                  ------------------

        Balance, December 31, 1995                                                                                $       8,412,000
                                                                                                                  ------------------
                                                                                                                  ------------------





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     Neither the Registrant, nor Fox Partners ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of by Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as a
                                                         Director and/or

                                                         Officer of the Managing
Name                         Positions Held              General Partner since
----                         --------------              -----------------------
William H. Jarrard, Jr.      President and Director      January 1996

Ronald Uretta                Vice President and          January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,             January 1996
                                Secretary and Director

Thomas R. Shuler             Director                    January 1996

Kelley M. Buechler           Assistant Secretary         January 1996

     William H. Jarrard, Jr. age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

     Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

     No family relationships exist among any of the officers or directors of the Managing General Partner.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11.  Executive Compensation

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 100 limited partnership units in the Registrant.

     The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of              Amount and nature of
Beneficial Owner                 Beneficial Ownership                % of Class
-------------------              --------------------                ----------
Insignia NPI, L.L.C. (1)                21,513                           29
All directors and executive
  officers as  a group
  (5 persons)                              -                              -
------------------

(1) The business address for Insignia NPI, L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.   Certain Relationships and Related Transactions.

     In accordance with the Partnership Agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Registrant.

     On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other the Registrant services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                         1995         1994        1993
                                       ---------   ---------   ---------

Property management fees               $ 212,000   $ 177,000   $      -
Reimbursement of operational expenses:
    Partnership accounting
    and investor services                162,000     173,000          -
    Professional services                      -       9,000          -
                                       ---------   ---------   ---------

    Total                              $ 374,000   $ 364,000   $      -
                                       =========   =========   =========

Interest expense                       $       -   $   5,000   $ 109,000
                                       =========   =========   =========

     Property management fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $107,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate are included in operating expenses for the year ended December 31, 1995.

     In accordance with the partnership agreement, the general partners received
(1) a partnership management incentive equal to an allocation of nine percent of net and taxable income (loss) before gain on property dispositions and (2) a one percent continuing interest of net and taxable income (loss) before gain on property dispositions after the above allocation of the Partnership management incentive. The general partners were also allocated ten percent of gain on property dispositions to the extent of its deficit capital account and cash available for distribution. Upon sale of all properties and termination of the Registrant, the general partners may be required to contribute certain funds to the Registrant in accordance with the partnership agreement.

     As a result of its ownership of 21,513 limited partnership units, Insignia NPI L.L.C. ("Insignia LLC") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LLC has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.


(a)(1)(2) Financial Statements and Financial Statement
          Schedules:

                           See "Item 8" of this Form 10-K for Financial
                           Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)


(a)(3)    Exhibits

                  2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

                  2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit
                           2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia) with the Securities and Exchange Commission on September 1, 1995.

                  2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

                  2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

                  2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

                  3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 7, 1977 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No.
                           No. 2-58978).

                  16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)       Reports on Form 8-K:


                           None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of March, 1996.

                               CENTURY PROPERTIES FUND XVIII

                           By: Fox Partners
                               Its General Partner

                               By: Fox Capital Management Corporation
                                   Its Managing General Partner

                                    By: William H. Jarrard, Jr.
                                        William H. Jarrard, Jr.
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                  Title                   Date
--------------                  -----                   ----

/s/ William H. Jarrard, Jr.     President and           March 28, 1996
---------------------------
William H. Jarrard, Jr.           Director

/s/ Ronald Uretta               Principal Financial     March 28, 1996
-----------------
Ronald Uretta                     Officer and Principal
                                  Accounting Officer

/s/ John K. Lines                Director               March 28, 1996
-----------------
John K. Lines

                                 Exhibit Index

Exhibit                                                                    Page
-------                                                                    ----
2.1      NPI, Inc. Stock Purchase Agreement                                 (1)


2.2      Partnership Units Purchase Agreement                               (2)

2.3      Management Purchase Agreement                                      (3)

2.4      Limited Liability Company Agreement of                             (4)
         Riverside Drive L.L.C.


2.5      Master Indemnity Agreement                                         (5)

3.4.     Agreement of Limited Partnership                                   (2)

16       Letter from the Registrant's former Independent                    (3)
         Auditor dated April 27, 1994

---------------

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated November 5, 1982, as revised December 30, 1982, and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-78495)

(7) Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.