Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XVIII
filed 1996-05-13
CIK 704271

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                         Commission file number 0-11934

                          CENTURY PROPERTIES FUND XVIII
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2834149
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                                 (864) 239-1000
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                        CENTURY PROPERTIES FUND XVIII

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996



 Assets
      Cash and cash equivalents                                         $   1,066
      Deferred financing costs, net                                           199
      Other assets                                                            502
      Investment properties:
        Land                                          $   7,296
        Buildings and related personal property          19,218
                                                         26,514
        Less accumulated depreciation                    (8,578)           17,936

                                                                        $  19,703
 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $     365
      Mortgage notes payable                                               18,998

 Partners' Capital (Deficit):
      General partner                                 $  (6,420)
      Limited partners (75,000 units issued
            and outstanding)                              6,760               340

                                                                        $  19,703

                 See Accompanying Notes to Financial Statements


b)                        CENTURY PROPERTIES FUND XVIII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Revenues:
    Rental income                                         $ 1,088         $ 1,041
    Other income                                               81              49
          Total revenues                                    1,169           1,090

 Expenses:
    Operating                                                 519             481
    General and administrative                                 85              58
    Depreciation                                              166             158
    Interest                                                  352             370
          Total expenses                                    1,122           1,067

 Net income                                               $    47         $    23

 Net income allocated to general partner                  $     5         $     2
 Net income allocated to limited partners                      42              21

                                                          $    47         $    23

 Net income per limited partnership unit                  $   .56         $   .28


                 See Accompanying Notes to Financial Statements


c)                        CENTURY PROPERTIES FUND XVIII

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partner        Partners        Total
Original capital contributions      75,000       $    --      $  75,000      $  75,000

Partners' (deficit) capital
  at December 31, 1995              75,000       $(6,425)     $   6,718      $     293

Net income for the three
  months ended March 31, 1996           --             5             42             47

Partners' (deficit) capital
  at March 31, 1996                 75,000       $(6,420)     $   6,760      $     340


                 See Accompanying Notes to Financial Statements


d)                        CENTURY PROPERTIES FUND XVIII

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  1996         1995
 Cash flows from operating activities:
   Net income                                                   $    47      $    23
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                 166          158
       Amortization of loan costs                                    11           18
       Change in accounts:
          Other assets                                              125          139
          Accrued expenses and other liabilities                    (51)        (130)

            Net cash provided by operating activities               298          208

 Cash flows from investing activities:
    Property improvements and replacements                          (37)        (113)

            Net cash used in investing activities                   (37)        (113)

 Cash flows from financing activities:
    Payments on mortgage notes payable                             (133)         (33)

            Net cash used in financing activities                  (133)         (33)

 Increase in cash and cash equivalents                              128           62

 Cash and cash equivalents at beginning of period                   938          972

 Cash and cash equivalents at end of period                     $ 1,066      $ 1,034

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   337      $   340

 Supplemental disclosure of non-cash
    financing activities:
    Accrued interest added to mortgage notes
     payable balance                                            $     4      $    12



                 See Accompanying Notes to Financial Statements


e)                        CENTURY PROPERTIES FUND XVIII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions With Affiliated Parties

The Partnership has no employees and is dependent on NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                       For the Three Months Ended
                                                                 March 31,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                              $ 58,000       $ 46,000
Reimbursement for services of affiliates
   (included in general and administrative
   and operating expenses)                                  62,000         36,000

Services relating to successful real estate tax
   appeals (included in operating expenses)                     --          7,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner of the Partnership is Fox Partners, a California general partnership, whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership and Fox Partners 82, a California general partnership.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Oak Run Apartments
    Dallas, Texas                                    97%         99%

 Overlook Point Apartments
    Salt Lake City, Utah                             97%         95%


The Partnership's net income for the three months ended March 31, 1996, was approximately $47,000 versus $23,000 for the same period of 1995. The increase in income is primarily attributable to an increase in rental income due to rental rate increases at both of the Partnership's properties. In addition, other income increased due to the receipt in 1996 of a property tax refund relating to 1995 property taxes. Partially offsetting these increases to income was an increase in general and administrative expenses due to an increase in expense reimbursements related to the operation of two partnership administration offices during the first quarter of 1996 and the relocation of the partnership administration offices during the same period.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of approximately $1,066,000 as compared to $1,034,000 at March 31, 1995. Net cash provided by operating activities for the three months ended March 31, 1996, increased primarily as a result of the decrease in cash used by accrued expenses and other liabilities including an increase in prepayments of rents. Also contributing to the increase was the increase in net income as discussed above. Net cash used in investing activities decreased due to a decrease in property improvements and replacements due to the exterior renovations and the construction of a fitness center at Oak Run in the first quarter of 1995. The increase in cash used in financing activities is due to the increase in principal payments on Oak Run's first and second mortgages, as a result of increased cash flows at the property in 1996. Cash flows at Oak Run increased primarily as a result of the decrease in capital expenditures in 1996.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $18,998,000 is amortized over varying periods with balloon payments due in 1999 and 2000 of approximately $7,869,000 and $6,489,000, respectively, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995 or during the first quarter of 1996. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.



                                 CENTURY PROPERTIES FUND XVIII





                                 By:   FOX PARTNERS
                                       Its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Its Managing General Partner



                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director



                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer and
                                       Principal Accounting Officer


                                 Date: May 13, 1996