Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XVIII
filed 1996-08-14
CIK 704271

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


                  For the quarterly period ended June 30, 1996

                                       or

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




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                        CENTURY PROPERTIES FUND XVIII

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)
                                  June 30, 1996


 Assets
      Cash and cash equivalents                                         $   1,197
      Deferred financing costs, net                                           188
      Other assets                                                            571
      Investment properties:
        Land                                          $   7,296
        Buildings and related personal property          19,254
                                                         26,550
        Less accumulated depreciation                    (8,747)           17,803
                                                                        $  19,759



 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $     461
      Mortgage notes payable                                               18,881


 Partners' Capital (Deficit):
      General partner                                 $  (6,413)
      Limited partners (75,000 units issued               6,830               417
            and outstanding)                                            $  19,759

                 See Accompanying Notes to Financial Statements


b)                        CENTURY PROPERTIES FUND XVIII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                  $  1,102        $  1,069      $  2,190        $  2,110
   Other income                         90              66           171             115
          Total revenues             1,192           1,135         2,361           2,225
 Expenses:
   Operating                           512             505         1,031             986
   General and administrative           84              66           169             124
   Depreciation                        170             157           336             315
   Interest                            349             375           701             745
          Total expenses             1,115           1,103         2,237           2,170

   Net income                     $     77        $     32      $    124        $     55

 Net income allocated to
   general partner                $      8        $      3      $     12        $      5

 Net income allocated to
   limited partners                     69              29           112              50
                                  $     77        $     32      $    124        $     55
 Net income per limited
   partnership unit               $    .92        $    .39      $   1.49        $    .67


                 See Accompanying Notes To Financial Statements

c)                        CENTURY PROPERTIES FUND XVIII

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partner        Partners        Total
Original capital contributions      75,000       $    --      $  75,000      $  75,000

Partners' (deficit) capital
  at December 31, 1995              75,000       $(6,425)     $   6,718      $     293

Net income for the six
  months ended June 30, 1996            --            12            112            124

Partners' (deficit) capital
  at June 30, 1996                  75,000       $(6,413)     $   6,830      $     417

                 See Accompanying Notes to Financial Statements

d)                        CENTURY PROPERTIES FUND XVIII

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
Cash flows from operating activities:
   Net income                                                   $   124      $    55
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                357          353
       Change in accounts:
          Other assets                                               56           26
          Accrued expenses and other liabilities                     46           (5)

            Net cash provided by operating activities               583          429

 Cash flows from investing activities:
    Property improvements and replacements                          (73)        (213)

            Net cash used in investing activities                   (73)        (213)

 Cash flows from financing activities:
    Payments on mortgage notes payable                             (251)         (86)

            Net cash used in financing activities                  (251)         (86)

 Increase in cash and cash equivalents                              259          130

 Cash and cash equivalents at beginning of period                   938          972

 Cash and cash equivalents at end of period                     $ 1,197      $ 1,102

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   678      $   684

 Supplemental disclosure of non-cash
    financing activities:
    Accrued interest added to mortgage notes
     payable balance                                            $     5      $    24

                 See Accompanying Notes to Financial Statements

e)                        CENTURY PROPERTIES FUND XVIII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corp. ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions With Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                         For the Six Months Ended
                                                                 June 30,
                                                            1996          1995
Property management fees (included in operating
   expenses)                                              $117,000       $100,000
Reimbursement for services of affiliates
   (included in general and administrative
   and operating expenses)                                 108,000         74,000
Services relating to successful real estate tax
   appeals (included in operating expenses)                     --          7,000


   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   The general partner of the Partnership is Fox Partners, a California general partnership, whose general partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership and Fox Partners 82, a California general partnership.

   Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity, the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Oak Run Apartments
    Dallas, Texas                                    97%         99%

 Overlook Point Apartments
    Salt Lake City, Utah                             97%         95%


   The Partnership's net income for the six months ended June 30, 1996, was approximately $124,000 of which $77,000 was reported in the second quarter. The Partnership's net income for the corresponding periods in 1995 was $55,000 and $32,000, respectively. The increase in income is primarily attributable to an increase in rental income due to rental rate increases at both of the Partnership's properties. In addition, other income increased due to the receipt in 1996 of a property tax refund relating to 1995 property taxes. Partially offsetting these increases to income was an increase in general and administrative expenses due to an increase in expense reimbursements related to the transition of the partnership administration function during the first six months of 1996. These expenses are expected to decrease during the remaining six months of 1996.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At June 30, 1996, the Partnership had unrestricted cash of approximately $1,197,000 as compared to $1,102,000 at June 30, 1995. Net cash provided by operating activities for the six months ended June 30, 1996, increased as a result of the increase in net income as discussed above and an increase in accrued expenses and other liabilities including an increase in prepayments of rents. Net cash used in investing activities decreased due to a decrease in property improvements and replacements associated with exterior renovations and the construction of a fitness center at Oak Run in the first quarter of 1995. The increase in cash used in financing activities is due to the increase in principal payments on Oak Run's first and second mortgages, as a result of increased cash flows at the property in 1996. Cash flows at Oak Run increased primarily as a result of the decrease in capital expenditures in 1996.

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

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $18,881,000 is amortized over varying periods with balloon payments due in 1999 and 2000 of approximately $7,869,000 and $6,489,000, respectively, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995 or during the first six months of 1996. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None were filed during the quarter ended June 30, 1996.



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


                                 Date: August 14, 1996