Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XVIII
filed 1996-11-08
CIK 704271

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


              For the quarterly period ended September 30, 1996

                                      or

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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XVIII

                                   BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)
                                 September 30, 1996

Assets
  Cash and cash equivalents                                   $    1,164
  Deferred financing costs, net                                      177
  Other assets                                                       679
  Investment properties:
    Land                                         $    7,296
    Buildings and related personal property          19,345
                                                     26,641
    Less accumulated depreciation                    (8,917)      17,724
                                                              $   19,744

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued expenses and other liabilities                      $      510
  Mortgage notes payable                                          18,768

Partners' Capital (Deficit):
  General partner                                $   (6,408)
  Limited partners (75,000 units issued               6,874          466
       and outstanding)                                       $   19,744

                   See Accompanying Notes to Financial Statements


b)                          CENTURY PROPERTIES FUND XVIII

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   1996         1995         1996         1995
Revenues:
    Rental income               $   1,107    $    1,062   $    3,297   $   3,172
    Other income                       80            72          251         187
     Total revenues                 1,187         1,134        3,548       3,359

Expenses:
    Operating                         565           588        1,596       1,574
    General and administrative         55            45          224         169
    Depreciation                      170           158          506         473
    Interest                          348           373        1,049       1,118
     Total expenses                 1,138         1,164        3,375       3,334

Net income (loss)               $      49    $      (30)  $      173   $      25

Net income (loss) allocated
    to general partner          $       5    $       (3)  $       17   $       2
Net income (loss) allocated
   to limited partners                 44           (27)         156          23
                                $      49    $      (30)  $      173   $      25

Net income (loss) per
   limited partnership unit     $     .59    $     (.36)  $     2.08   $     .31

                 See Accompanying Notes To Financial Statements

c)                          CENTURY PROPERTIES FUND XVIII

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership    General     Limited
                                     Units      Partner     Partners       Total
Original capital contribution       75,000     $     --    $  75,000     $ 75,000

Partners' (deficit) capital
 at December 31, 1995               75,000     $ (6,425)   $   6,718     $    293

Net income for the nine months
 ended September 30, 1996                            17          156          173

Partners' (deficit) capital
 at September 30, 1996              75,000     $ (6,408)   $   6,874     $    466

                 See Accompanying Notes to Financial Statements

d)                          CENTURY PROPERTIES FUND XVIII

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                              1996         1995
Cash flows from operating activities:
 Net income                                               $     173    $     25
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                              538         527
     Change in accounts:
       Other assets                                             (52)       (173)
       Accrued expenses and other liabilities                    98          52

         Net cash provided by operating activities              757         431

Cash flows from investing activities:
 Property improvements and replacements                        (164)       (262)

         Net cash used in investing activities                 (164)       (262)

Cash flows from financing activities:
 Payments on mortgage notes payable                            (367)       (133)

         Net cash used in financing activities                 (367)       (133)

Increase in cash and cash equivalents                           226          36

Cash and cash equivalents at beginning of period                938         972

Cash and cash equivalents at end of period                $   1,164    $  1,008

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   1,015    $    975

Supplemental disclosure of non-cash
  financing activities:
  Accrued interest added to mortgage notes
   payable                                                $       8    $      8


                 See Accompanying Notes to Financial Statements


e)                         CENTURY PROPERTIES FUND XVIII

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corp. ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

  Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                     For the Nine Months Ended
                                                           September 30,
                                                        1996            1995
Property management fees (included in operating
  expenses)                                        $   176,000     $   156,000
Reimbursement for services of affiliates
  (included in general and administrative
  and operating expenses)                              108,000         117,000


For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who
received payments on these obligations from the agent.    The amount of the
Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
Property                                          1996         1995

Oak Run Apartments
  Dallas, Texas                                   96%         98%

Overlook Point Apartments
  Salt Lake City, Utah                            96%         96%

  The Partnership's net income for the three and nine months ended September
30, 1996, was $49,000 and $173,000. The Partnership's net loss and net income for the corresponding periods in 1995 was $30,000 and $25,000, respectively. The increase in net income is primarily attributable to an increase in average rental rates at both of the Partnership's properties. Other income increased due to an increase in lease cancellation and pet and application fees on both properties, in conjunction with a significant increase in corporate unit income at Overlook Point Apartments. Partially offsetting these increases in income was an increase in general and administrative expenses due to an increase in professional fees in 1996. Although combined operating expenses at the properties increased slightly, Oak Run Apartments experienced an increase due to resurfacing of a portion of their parking area, while Overlook Point Apartments experienced a decrease due to repainting, which occurred in the third quarter of 1995. Property taxes, included in operating expenses, decreased at Overlook Apartments due to the receipt in 1996 of a property tax refund relating to 1995 and a reduction in 1996 property taxes.

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

  At September 30, 1996, the Partnership had unrestricted cash of approximately $1,164,000 as compared to approximately $1,008,000 at September 30, 1995. Net cash provided by operating activities for the nine months ended September 30, 1996, increased as a result of the increase in net income as discussed above and an increase in accrued expenses and other liabilities. Net cash used in investing activities decreased due to a decrease in property improvements and replacements associated with exterior renovations and the construction of a fitness center at Oak Run in the first quarter of 1995. The increase in cash used in financing activities is due to the increase in principal payments on Oak Run's first and second mortgages, as a result of increased cash flows at the property in 1996. Cash flows at Oak Run increased primarily as a result of the decrease in capital expenditures in 1996.

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

  The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $18,768,000 is amortized over varying periods with balloon payments due in 1999 and 2000 of approximately $7,869,000 and $6,489,000, respectively, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995 or during the nine months ended September 30, 1996.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)    Reports on Form 8-K:

           None were filed during the quarter ended September 30, 1996.


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


                           Date: November 8, 1996