Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XVIII
filed 1997-03-25
CIK 704271

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

                        Commission file number 0-11934

                         CENTURY PROPERTIES FUND XVIII

     California                                            94-2834149
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                   29602
(Address of principal executive offices)                     (Zip Code)

                 Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None
        Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Units

                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $ 4,737,000

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Registrant's belief that such trading would not exceed $25 million.

                     DOCUMENTS INCORPORATED BY REFERENCE
                              SEE EXHIBIT INDEX


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982, as a California limited partnership under the Uniform Limited
Partnership Act of the California Corporations Code.   Fox Partners, a
California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in February 1983 through September 1983, the Registrant offered and sold $75,000,000 in Limited Partnership Units. The net proceeds of this offering were used to acquire twelve income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984 and since then the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were sold or otherwise disposed of.

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold, indirectly, certain economic interests in the Registrant and such other investment limited Partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP Management, L.P.("NPI-AP"), which was an affiliate of FCMC and was the previous manager of the Partnership's investment properties.

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

Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected (See "Item 9.").

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 21,513 limited partnership units or approximately 28.7% of the total limited partnership units of the Registrant (See "Item 11.").

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                    Date of
     Property       Purchase     Type of Ownership            Use

Overlook Apartments  07/83     Fee ownership subject to  Residential rental
                               first mortgage               304 units

Oak Run Apartments   11/83     Fee ownership subject to  Residential rental
                               first mortgage               420 units



SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                   Carrying  Accumulated                      Federal
     Property        Value   Depreciation    Rate    Method  Tax Basis

Overlook Apartments$ 10,008  $  4,053      5-30 yrs    (1)    $  2,456

Oak Run Apartments   16,693     5,037      5-30 yrs    (1)       3,774
                   $ 26,701  $  9,090                         $  6,230

(1) Straight-line.

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                       Principal                                 Principal
                      Balance At                                  Balance
                     December 31, Interest   Period   Maturity     Due At
      Property           1996       Rate   Amortized    Date      Maturity

Overlook Apartments   $  8,049     8.25%    30 years   1/1999     $ 7,877
Oak Run Apartments
  1st mortgage           6,966      (1)     30 years   9/2000       6,888
  Participating note     3,660      (2)       N/A        N/A        3,660 (3)

                      $ 18,675                                    $18,425


(1)  Variable rate at 4.25% over 30     day LIBOR.
(2) Payments to former lender as a participation in future cash flow and sales proceeds from the property.
(3) Represents balance currently due, assuming no further principal reductions.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                              Average Annual                  Average
                               Rental Rates                   Occupancy
      Property             1996              1995           1996     1995

Overlook Apartments  $ 6,740/unit      $ 6,416/unit         96%       96%
Oak Run Apartments     6,150/unit        5,848/unit         96%       98%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured.

Real estate taxes and rates in 1996 for each property were: (dollar amounts in thousands)

                                           1996                1996
                                          Billing               Rate

Overlook Apartments                        $  74                1.36
Oak Run Apartments                           290                2.59



ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership currently has 75,000 units outstanding and 5,369 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's net income for the year ended December 31, 1996, was $146,000 versus a net loss for the year ended December 31, 1995 of $4,000. The increase in net income is primarily attributable to an increase in average rental rates at both of the Partnership's investment properties. Other income increased due to an increase in lease cancellation, pet and application fees on both properties, in conjunction with a significant increase in corporate unit income at Overlook Point Apartments. Partially offsetting these increases in income was an increase in general and administrative expenses due to an increase in professional fees in 1996. Although combined operating expenses at the properties increased slightly, Oak Run Apartments experienced an increase due to resurfacing of a portion of their parking area, while Overlook Point Apartments experienced a decrease due to repainting, which occurred in the third quarter of 1995. Property tax expense, included in operating expenses, decreased at Overlook Apartments due to the receipt in 1996 of a property tax refund relating to 1995 and a reduction in 1996 property taxes.

Included in operating expenses for the year ended December 31, 1996, is $194,000 of major repairs and maintenance comprised of landscaping, parking lot resurfacing, interior and exterior building repairs and pool repairs.

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


Capital Resources and Liquidity

At December 31, 1996, the Partnership had unrestricted cash of $1,259,000 versus $938,000 at December 31, 1995. Net cash provided by operating activities increased for the year ended December 31, 1996, as a result of the increase in net income, as discussed above, and an increase in accrued expenses and other liabilities. Net cash used in investing activities decreased due to a decrease in property improvements and replacements associated with exterior renovations and the construction of a fitness center at Oak Run Apartments in the first quarter of 1995. The increase in net cash used in financing activities is due to the increase in principal payments on the participating note on the Oak Run Apartments property, as such payments are based on cash flows at the property, which have increased in 1996.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,675,000 is amortized over varying periods with balloon payments due in 1999 and 2000 of $7,877,000 and $6,888,000, respectively, at which time the properties will either be refinanced or sold.

Additionally, the Partnership has a participating note in the amount of $3,660,000 secured by the Oak Run Apartments property which is serviced based on available cash flow. This debt becomes due if the property is sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995 or 1996.

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


ITEM 7.     FINANCIAL STATEMENTS

CENTURY PROPERTIES INCOME FUND XVIII

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Balance Sheet - December 31, 1996

  Statements of Operations - Years ended December 31, 1996 and 1995

  Statements of Changes in Partners' Capital - Years ended December 31, 1996 and 1995

  Statements of Cash Flows - Years ended December 31, 1996 and 1995

  Notes to Financial Statements


To the Partners
Century Properties Fund XVIII
Greenville, South Carolina

                          Independent Auditors' Report



We have audited the accompanying balance sheet of Century Properties Fund XVIII (a limited partnership) (the "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XVIII as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                /s/ Imowitz Koenig & Co., LLP




New York, N.Y.
February 10, 1997


                         CENTURY PROPERTIES FUND XVIII

                                 BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
Cash
  Unrestricted                                                    $  1,259
  Restricted - tenant security deposits                                110
Escrow for taxes                                                       294
Restricted escrows                                                     232
Other assets                                                           199
Investment properties:
     Land                                          $  7,296
     Buildings and related personal property         19,405
                                                     26,701
     Less accumulated depreciation                   (9,090)        17,611
                                                                  $ 19,705

Liabilities and Partners' Capital

Liabilities
Other liabilities                                                 $    191
Accrued taxes                                                          290
Tenant security deposit liabilities                                    110
Mortgage notes payable                                              18,675

Partners' (Deficit) capital
  General partner                                  $ (6,411)
  Limited partners (75,000 units issued
     and outstanding)                                 6,850            439
                                                                  $ 19,705

                 See Accompanying Notes to Financial Statements




                         CENTURY PROPERTIES FUND XVIII

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Years Ended December 31,
                                                         1996            1995
Revenues:
  Rental income                                      $  4,414        $  4,265
  Other income                                            323             278
   Total revenues                                       4,737           4,543

Expenses:
  Operating                                             2,221           2,163
  General and administrative                              293             264
  Depreciation                                            679             652
  Interest                                              1,398           1,468
   Total expenses                                       4,591           4,547

Net income (loss)                                    $    146        $     (4)

Net income (loss) allocated to
  general partner (9.9%)                             $     14        $     --
Net income (loss) allocated to
  limited partners (90.1%)                                132              (4)
   Net income (loss)                                 $    146        $     (4)

Net income (loss) per limited
  partnership unit                                   $   1.76        $   (.05)

                 See Accompanying Notes to Financial Statements



                         CENTURY PROPERTIES FUND XVIII

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands except unit data)


                                Limited
                              Partnership General    Limited
                                 Units    Partner   Partners      Total

Original capital contributions   75,000    $    --    $ 75,000  $ 75,000

Partners' (deficit) capital at
December 31, 1994                75,000    $(6,425)   $  6,722  $    297

Net loss for the year ended
December 31,1995                     --         --         (4)        (4)

Partners' (deficit) capital at
December 31, 1995                75,000     (6,425)     6,718        293

Net income for the year ended
ended December 31, 1996              --         14        132        146

Partners' (deficit) capital at
December 31, 1996                75,000    $(6,411)   $ 6,850   $    439

                      See Accompanying Notes to Financial Statements


                         CENTURY PROPERTIES FUND XVIII

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                   Years Ended December 31,
                                                     1996           1995
Cash flows from operating activities:
  Net income (loss)                                 $    146       $     (4)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating
       activities:
     Depreciation and amortization                       722            709
     Deferred interest added to note principal                           81
     Change in accounts:
       Other assets                                      (42)          (212)
       Accrued expenses and other liabilities            172            (33)

          Net cash provided by
            operating activities                         998            541

Cash flows used in investing activities:
  Property improvements and replacements                (225)          (318)

Cash flows used in financing activities:
  Payments on mortgage notes payable                    (452)          (257)

Net increase (decrease) in cash and
  cash equivalents                                       321            (34)

Cash and cash equivalents at beginning of year           938            972

Cash and cash equivalents at end of year           $   1,259      $     938

Supplemental disclosure of cash flow
  Cash paid for interest                           $   1,354      $   1,331

                      See Accompanying Notes to Financial Statements

                         CENTURY PROPERTIES FUND XVIII

                         Notes to Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in November 1982, to acquire and operate residential apartment complexes. The Partnership's General Partner is Fox Partners, an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates two residential apartment complexes located in Texas and Utah.

Advertising Costs:

Advertising costs, $88,000 in 1996 and $97,000 in 1995, are charged to expenses as they are incurred and are included in "Operating" expenses.

Allocations to Partners:

Net income, losses and cash available for distribution (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated (i) 9% to the General Partners and (ii) the remainder allocated 1% to the General Partners and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership Properties shall be allocated: (i) first to the General Partner to the extent they are entitled to receive distributions of cash pursuant to the above and from the sale or disposition of properties (ii) next, until such time as the General Partner does not have a deficit in it capital account, 10% to the General Partner and 90% to the Limited Partnership Unit Holders, and (iii) to the Limited Partnership Unit Holders.

Cash from sales or other disposition, or refinancing and working capital reserves must be distributed in the following order: (i) firstly, an aggregate amount to each Limited Partnership Unit Holder which equals the total of their original invested capital contributed in exchange for his Limited Partnership Units and (ii) a sum equal to 8% per year, as determined on a cumulative, noncompounded basis, on the Adjusted Invested Capital, as adjusted from time to time, of such Limited Partnership Unit Holder, calculated from the first day of the month in which he was admitted as a Limited Partner. Thereafter, the General Partner will receive 15% of any additional cash from sales or refinancing and working capital reserve available for distribution and, finally, the remainder of such being allocated 99% to the Limited Partnership unit holders and 1% to the General Partners. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.


Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits:

The Partnership requires security deposits from all apartment leases for the duration of the lease and are considered restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs:

Loan costs of $333,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $167,000. Amortization of loan costs is included in "Interest" expense in the accompanying statement of operations.

Investment Properties:

In 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.


Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - MORTGAGE NOTE PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                        Monthly                        Principal   Principal
                        Payment     Stated              Balance    Balance At
                       Including   Interest Maturity    Due At    December 31,
        Property        Interest     Rate     Date     Maturity       1996

Overlook Apartments    $  62        8.25%    1/1999  $  7,877     $  8,049
Oak Run Apartments
  1st mortgage            58         (1)     9/2000     6,888        6,966
  Participating note      --         (2)       N/A      3,660(3)     3,660

                       $ 120                         $ 18,425     $ 18,675

(1)  Variable rate at 4.25% over 30 day LIBOR.
(2) Payments to former lender as a participation in future cash flow and sales proceeds from the property.
(3) Represents balance currently due, assuming no further principal reductions.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 1996 are as follows: (dollars amounts in thousands)


                 1997                    $   119
                 1998                        120
                 1999                      7,883
                 2000                      6,893
                 2001                         --
              Thereafter                   3,660
                                         $18,675

The estimated fair value of the Partnership's debt approximates its carrying amount other than the $3,660,000 participating note payable for which it is impracticable to determine fair value due to the nature of the note.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases and (2) amortization of original issue discount. The following is a reconciliation of reported net income (loss) and Federal taxable income:


                                      1996           1995
                                         (in thousands)

Net income (loss) as reported     $   146       $     (4)
Add (deduct):
  Depreciation differences            138            142
  Amortization of original
    issue discount                     --            (81)
  Other                               (16)             9

Federal taxable income            $   268       $     66

Federal taxable income
  per limited partnership unit    $     3       $      1



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets:

Net assets as reported                   $     439
Land and buildings                          (1,587)
Accumulated depreciation                    (9,788)
Syndication and distribution costs           9,592
Amortization of notes payable discount       3,660
Prepaid rent                                    21
Other                                           19

Net assets - Federal tax basis           $   2,356

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:


                                      1996           1995

Property management fees              $ 235          $ 212

Reimbursement for services of
  affiliates                            154            162


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant. In addition, approximately $107,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate are included in operating expenses for the year ended December 31, 1995.



NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                             Initial Cost
                             To Partnership
                             (in thousands)
                                                                 Cost
                                               Buildings      Capitalized
                                              and Related      (Removed)
                                               Personal      Subsequent to
     Description      Encumbrances    Land     Property       Acquisition

Overlook Apartments   $   8,049      $ 1,082  $   8,225       $     701
Oak Run Apartments       10,626        6,218      8,713           1,762

Total                 $  18,675      $ 7,300  $  16,938       $   2,463


                              Gross Amount at Which Carried
                                     At December 31, 1996
                                      (in thousands)
                              Buildings
                             And Related                             Year
                              Personal             Accumulated        of         Date     Depreciable
   Description        Land    Property      Total  Depreciation  Construction  Acquired   Life-Years
Overlook Apartments  $ 1,078  $   8,930   $ 10,008   $ 4,053      1984           7/83       5-30 yrs

Oak Run Apartments     6,218     10,475     16,693     5,037      1979          11/83       5-30 yrs

Total                $ 7,296  $  19,405   $ 26,701   $ 9,090

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                     Years Ended December 31,
                                       1996            1995
                                          (in thousands)

Investment Properties
Balance at beginning of year     $   26,476      $   26,158
  Property Improvements                 225             318

Balance at end of year           $   26,701      $   26,476

                                     Years Ended December 31,
                                       1996            1995
                                          (in thousands)

Accumulated Depreciation

Balance at beginning of year      $   8,411       $  7,759
  Additions charged to expense          679            652

Balance at end of year            $   9,090       $  8,411


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $25,114,000 and $24,665,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $18,884,000 and $18,343,000, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES


There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Neither the Registrant, nor Fox Partners ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business.
NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of by Insignia (See "Item 1").


     Name                                Age               Position

William H. Jarrard, Jr.                  50                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

John K. Lines, Esq.                      37                Vice President and
                                                           Secretary

Kelley M. Buechler                       39                Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of MAG.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner and has also served a Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Partners. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1996.

          Name of              Amount and nature of
      Beneficial Owner           Beneficial Owner            % of Class

 Insignia Properties, L.P.            21,513                    28.7

There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.

As a result, of its ownership of 21,513 of limited partnership units, Insignia Properties L.P. ("IPLP") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom IPLP indirectly acquired its units, had agreed for the benefit of non-tendering unitholders, that would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:


                                      1996           1995

Property management fees              $ 235          $ 212

Reimbursement for services of
  affiliates                            154            162


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant. In addition, approximately $107,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate are included in operating expenses for the year ended December 31, 1995.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  No reports on Form 8-K were filed during the fourth quarter of 1996.




                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 24, 1997
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Principal Financial         March 24, 1997
Ronald Uretta                        Officer and Principal
                                     Accounting Officer


                                EXHIBIT INDEX


   Exhibit Number                          Description of Exhibit

     2.1                         NPI, Inc. Stock Purchase Agreement

     2.2                         Partnership Units Purchase Agreement

     2.3                         Management Purchase Agreement

     2.4                         Limited Liability Company Agreement of
                                 Riverside Drive L.L.C.

     2.5                         Master Indemnity Agreement

     3.4                         Agreement of Limited Partnership

     16 Letter from the Registrant's former Independent Auditor dated April 27, 1994

     27                          Financial Data Schedule

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

     (6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated November 5, 1982, as revised December 30, 1982, and after supplemented contained in the Registrant's Agreement on Form S-11 (Reg. No. 2-78495)

     (7) Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.