Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XVIII
filed 1997-05-13
CIK 704271

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


                For the quarterly period ended March 31, 1997

                                      or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         CENTURY PROPERTIES FUND XVIII
                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                 March 31, 1997



Assets
Cash
  Unrestricted                                                    $  1,467
  Restricted - tenant security deposits                                106
Escrow for taxes                                                        99
Restricted escrows                                                     164
Other assets                                                           184
Investment properties:
     Land                                          $  7,296
     Buildings and related personal property         19,439
                                                     26,735
     Less accumulated depreciation                   (9,260)        17,475
                                                                  $ 19,495

Liabilities and Partners' Capital
Liabilities
Other liabilities                                                 $    133
Accrued taxes                                                           95
Tenant security deposit liabilities                                    106
Mortgage notes payable                                              18,572

Partners' (deficit) capital
  General partners                                 $ (6,396)
  Limited partners (75,000 units issued
     and outstanding)                                 6,985            589
                                                                  $ 19,495

                 See Accompanying Notes to Financial Statements


b)                          CENTURY PROPERTIES FUND XVIII
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                         Three Months Ended
                                                              March 31,
                                                         1997              1996
Revenues:
  Rental income                                    $   1,132           $   1,088
  Other income                                            69                  81
    Total revenues                                     1,201               1,169

Expenses:
  Operating                                              304                 317
  General and administrative                              37                  85
  Maintenance                                             99                 117
  Depreciation                                           170                 166
  Interest                                               342                 352
  Property tax                                            99                  85
    Total expenses                                     1,051               1,122

      Net income                                   $     150           $      47

Income allocated to general partners               $      15           $       5
Income allocated to limited partners                     135                  42

      Net income                                   $     150           $      47

Net income per limited partnership unit            $    1.80           $     .56

                 See Accompanying Notes to Financial Statements

c)                          CENTURY PROPERTIES FUND XVIII
                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                    Units       Partners      Partners         Total
Original capital contributions     75,000    $      --      $   75,000     $   75,000

Partners' (deficit) capital
 at December 31, 1996              75,000    $  (6,411)     $    6,850     $      439

Net income for the three
 months ended March 31, 1997           --           15             135            150

Partners' (deficit) capital
 at March 31, 1997                 75,000    $  (6,396)     $    6,985     $      589

                 See Accompanying Notes to Financial Statements

d)                          CENTURY PROPERTIES FUND XVIII
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                              Three Months Ended
                                                                  March 31,
                                                               1997           1996
Cash flows from operating activities:
 Net income                                                $    150       $     47
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                               170            166
     Amortization of loan costs                                  11             11
     Change in accounts:
       Other assets                                             270            125
       Accrued expenses and other liabilities                  (257)           (51)

         Net cash provided by operating activities              344            298

Cash flows used in investing activities:
  Property improvements and replacements                        (33)           (37)

Cash flows used in financing activities:
  Payments on mortgage notes payable                           (103)          (133)

Increase in unrestricted cash and cash equivalents              208            128

Unrestricted cash and cash equivalents at
  beginning of period                                         1,259            938

Unrestricted cash and cash equivalents at end of period    $  1,467       $  1,066

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    331       $    337

Supplemental disclosure of non-cash
  financing activities:
  Accrued interest added to mortgage notes
   payable                                                 $     --       $      4

                 See Accompanying Notes to Financial Statements

e)                         CENTURY PROPERTIES FUND XVIII
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partner Fox Realty Investors ("FRI"), a California general partnership, and the Managing General Partner, a California corporation, and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1997 and 1996:

                                                           Three Months Ended
                                                               March 31,
                                                             (in thousands)
                                                            1997           1996
Property management fees (included in operating
  expenses)                                              $   60          $   58
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                                  23              62


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                     Average
                                                    Occupancy
Property                                          1997         1996
Oak Run Apartments
  Dallas, Texas                                    96%         97%

Overlook Point Apartments
  Salt Lake City, Utah                             95%         97%

The Partnership's net income for the three months ended March 31, 1997, was $150,000 versus $47,000 for the same period in 1996. The increase is attributable to an increase in rental income and a decrease in expenses. Rental income increased, despite a slight drop in occupancy, due to an increase in rental rates at the Partnership's investment properties. Other income decreased due to decreases in corporate unit income. General and administrative expenses decreased due to increased expense reimbursements in 1996 related to the the relocation of the partnership administration offices during 1996.

Included in maintenance expense for the three months ended March 31, 1997, was $6,000 of major repairs and maintenance comprised of swimming pool repairs, golf carts and window coverings. Included in maintenance expense for the three months ended March 31, 1996, was $23,000 of major repairs and maintenance comprised of major landscaping and exterior building improvements.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $1,467,000 as compared to $1,066,000 at March 31, 1996. Net cash provided by operating activities increased for the three months ended March 31, 1997, primarily due to the increased net income. Additionally, other assets decreased primarily due to funds withdrawn from the tax escrow account to pay the property taxes due. The payment of those taxes resulted in a decrease in accrued expenses and other liabilities. Net cash used in investing activities is consistent with that of the prior year. Net cash used in financing activities resulted from payments of the mortgage principal.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,572,000 is amortized over varying periods with balloon payments due in 1999 and 2000 of $7,877,000 and $6,888,000, respectively, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during the first quarter of 1997 or 1996.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None.


                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           CENTURY PROPERTIES FUND XVIII


                           By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                Managing General Partner



                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director



                           By:  /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer


                           Date: May 13, 1997