Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XVIII
filed 1997-07-29
CIK 704271

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from.........to.........

                        Commission file number 0-11934



                        CENTURY PROPERTIES FUND XVIII
      (Exact name of small business issuer as specified in its charter)


         California                                            94-2834149
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
     Greenville, South Carolina                                   29602
(Address of principal executive offices)                         Zip Code


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

                                   June 30, 1997


Assets
  Cash
    Unrestricted                                                  $  1,660
    Restricted - tenant security deposits                               95
  Escrow for taxes                                                     211
  Restricted escrows                                                   164
  Other assets                                                         189
  Investment properties:
     Land                                          $  7,296
     Buildings and related personal property         19,470
                                                     26,766
     Less accumulated depreciation                   (9,431)        17,335
                                                                  $ 19,654

Liabilities and Partners' Capital
Liabilities
  Other liabilities                                               $    155
  Accrued taxes                                                        191
  Tenant security deposit liabilities                                   95
  Mortgage notes payable                                            18,461
Partners' (deficit) capital
    General partners                               $ (6,380)
    Limited partners (75,000 units issued
      and outstanding)                                7,132            752
                                                                  $ 19,654

                   See Accompanying Notes to Financial Statements

b)                         CENTURY PROPERTIES FUND XVIII
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended               Six Months Ended
                                        June 30,                       June 30,
                                    1997           1996           1997           1996
Revenues:
 Rental income                  $  1,151       $  1,102        $  2,283       $  2,190
 Other income                         93             90             162            171
    Total revenues                 1,244          1,192           2,445          2,361
Expenses:
 Operating                           296            321             600            638
 General and administrative           68             84             105            169
 Maintenance                         107            107             206            224
 Depreciation                        170            170             340            336
 Interest                            344            349             686            701
 Property tax                         96             84             195            169
    Total expenses                 1,081          1,115           2,132          2,237
       Net income               $    163       $     77        $    313       $    124

Net income allocated to
 general partner                $     16       $      8        $     31       $     12

Net income allocated to
 limited partners                    147             69             282            112

       Net income               $    163       $     77        $    313       $    124

Net income per limited
 partnership unit               $   1.96       $    .92        $   3.76       $   1.49

                    See Accompanying Notes To Financial Statements

c)                          CENTURY PROPERTIES FUND XVIII
                 STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partner       Partners         Total
Original capital contributions     75,000     $      --     $  75,000      $  75,000

Partners' (deficit) capital
 at December 31, 1996              75,000     $  (6,411)    $   6,850      $     439

Net income for the six
 months ended June 30, 1997            --            31           282            313

Partners' (deficit) capital
 at June 30, 1997                  75,000     $  (6,380)    $   7,132      $     752

                    See Accompanying Notes to Financial Statements

d)                          CENTURY PROPERTIES FUND XVIII
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                               Six Months Ended
                                                                    June 30,
                                                               1997           1996
Cash flows from operating activities:
 Net income                                                $    313       $    124
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                               340            336
     Amortization of loan costs                                  22             21
     Change in accounts:
       Other assets                                             155             56
       Accrued expenses and other liabilities                  (150)            46

       Net cash provided by operating activities                680            583

Cash flows used in investing activities:
  Property improvements and replacements                        (65)           (73)

Cash flows used in financing activities:
  Payments on mortgage notes payable                           (214)          (251)

Increase in unrestricted cash and cash equivalents              401            259

Unrestricted cash and cash equivalents at beginning
  of period                                                   1,259            938

Unrestricted cash and cash equivalents at end of period    $  1,660       $  1,197

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    665       $    678

Supplemental disclosure of non-cash
  financing activities:
  Accrued interest added to mortgage notes
   payable balance                                         $     --       $      5

                    See Accompanying Notes to Financial Statements

e)
                           CENTURY PROPERTIES FUND XVIII
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVIII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corp. ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1997 and 1996:

                                                            Six Months Ended
                                                                June 30,
                                                             (in thousands)
                                                            1997           1996
Property management fees (included in operating
  expenses)                                              $  121          $  117
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                                  64             108


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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                      Average
                                                     Occupancy
Property                                          1997         1996

Oak Run Apartments
  Dallas, Texas                                    97%         97%

Overlook Point Apartments
  Salt Lake City, Utah                             94%         97%


The Partnership's net income for the six months ended June 30, 1997, was $313,000, of which $163,000 was reported in the second quarter. The Partnership's net income for the corresponding periods in 1996 was $124,000 and $77,000, respectively. The increase is attributable to an increase in rental income and a decrease in expenses. Rental income increased, despite a drop in occupancy at Overlook Point Apartments, due to rental rate increases at both of the Partnership's investment properties. In addition to the increase in rental income was a decrease in general and administrative expenses. The decrease in general and administrative expenses is due to a decrease in expense reimbursements related to the relocation of the partnership administration offices during 1996. Partially offsetting these favorable variances was a slight increase in property tax expense. This increase is due to the increased assessed value at Oak Run Apartments.

Included in maintenance expense for the six months ended June 30, 1997 and 1996, was $29,000 and $41,000, respectively, of exterior building improvements, major landscaping, window coverings, and swimming pool repairs.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $1,660,000, as compared to $1,197,000 at June 30, 1996. Net cash provided by operating activities for the six months ended June 30, 1997, increased as a result of the increase in net income, as discussed above. Additionally, other assets decreased primarily due to funds withdrawn from the tax escrow account to pay the property taxes due. The payment of those taxes resulted in a decrease in accrued expenses and other liabilities. Net cash used in investing activities is consistent with that of the prior year. The decrease in net cash used in financing activities is due to the increase in principal payments in 1996 on the mortgage debt secured by Oak Run Apartments, as a result of increased cash flows at the property. Cash flows at Oak Run Apartments increased primarily as a result of the decrease in capital expenditures in 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,461,000 is amortized over varying periods with balloon payments due in 1999 and 2000 of $7,877,000 and $6,888,000, respectively, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during the first six months of 1997 or 1996.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None were filed during the quarter ended June 30, 1997.


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

                           Date: July 29, 1997