Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XVIII
filed 1997-10-29
CIK 704271

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                       or

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

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                           CENTURY PROPERTIES FUND XVIII
                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1997




Assets
  Cash
    Unrestricted                                                  $  2,272
    Restricted - tenant security deposits                               86
  Accounts receivable                                                   12
  Escrow for taxes                                                      77
  Restricted escrows                                                   101
  Other assets                                                         267
  Investment properties:
     Land                                          $  7,296
     Buildings and related personal property         19,504
                                                     26,800
     Less accumulated depreciation                   (9,605)        17,195
                                                                  $ 20,010

Liabilities and Partners' Capital
Liabilities
  Other liabilities                                               $    135
  Accrued taxes                                                        286
  Tenant security deposit liabilities                                   86
  Mortgage notes payable                                            18,588
Partners' (deficit) capital
    General partner                                $ (6,364)
    Limited partners (75,000 units issued
      and outstanding)                                7,279            915
                                                                  $ 20,010

            See Accompanying Notes to Consolidated Financial Statements

b)                          CENTURY PROPERTIES FUND XVIII
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                       1997      1996      1997      1996
Revenues:
 Rental income                       $  1,155  $  1,107  $  3,438  $  3,297
 Other income                              78        80       240       251
    Total revenues                      1,233     1,187     3,678     3,548
Expenses:
 Operating                                332       295       932       933
 General and administrative                50        55       155       224
 Maintenance                               98       188       304       412
 Depreciation                             175       170       515       506
 Interest                                 428       348     1,114     1,049
 Property tax                              95        82       290       251
    Total expenses                      1,178     1,138     3,310     3,375

Income before extraordinary item           55        49       368       173

 Extraordinary item - gain on
  extinguishment of debt (Note C)         108        --       108        --

       Net income                    $    163  $     49  $    476  $    173

Net income allocated to
 general partner (9.9%)              $     16  $      5  $     47  $     17

Net income allocated to
 limited partners (90.1%)                 147        44       429       156
       Net income                    $    163  $     49  $    476  $    173

Per limited partnership unit:

Income before extraordinary item     $    .66  $    .59  $   4.42  $   2.08
Extraordinary item                       1.30        --      1.30        --

       Net income                    $   1.96  $    .59  $   5.72  $   2.08

             See Accompanying Notes To Consolidated Financial Statements

c)                          CENTURY PROPERTIES FUND XVIII
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                     (Unaudited)
                           (in thousands, except unit data)


                                 Limited
                               Partnership   General      Limited
                                  Units      Partner      Partners     Total

Original capital contributions    75,000    $      --   $  75,000    $  75,000

Partners' (deficit) capital
 at December 31, 1996             75,000    $  (6,411)  $   6,850    $     439

Net income for the nine months
 ended September 30, 1997             --           47         429          476

Partners' (deficit) capital
 at September 30, 1997            75,000    $  (6,364)  $   7,279    $     915

             See Accompanying Notes to Consolidated Financial Statements

d)                          CENTURY PROPERTIES FUND XVIII
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                             Nine Months Ended
                                                                September 30,
                                                              1997        1996
Cash flows from operating activities:
 Net income                                                 $    476   $    173
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                515        506
     Amortization of loan costs                                   33         32
     Extraordinary item - gain on extinguishment of debt        (108)        --
     Change in accounts:
       Other assets                                              353        (52)
       Accrued expenses and other liabilities                    (84)        98

       Net cash provided by operating activities               1,185        757

Cash flows used in investing activities:
  Property improvements and replacements                         (99)      (164)

Cash flows from financing activities:
  Proceeds from mortgage note payable                         10,600         --
  Repayment of mortgage notes payable                        (10,132)        --
  Loan costs paid                                               (227)        --
  Payments on mortgage notes payable                            (314)      (367)

       Net cash used in financing activities                     (73)      (367)

Increase in unrestricted cash and cash equivalents             1,013        226

Unrestricted cash and cash equivalents at beginning
  of period                                                    1,259        938

Unrestricted cash and cash equivalents at end of period     $  2,272   $  1,164

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  1,048   $  1,015

Supplemental disclosure of non-cash
  financing activities:
  Accrued interest added to mortgage notes
   payable balance                                          $     --   $      8

             See Accompanying Notes to Consolidated Financial Statements

e)                         CENTURY PROPERTIES FUND XVIII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVIII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corp. ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employeesand is dependent on its general partner, Fox Realty Investors ("FRI"), a California general partnership, and the Managing General Partner, a California corporation, and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1997 and 1996:


                                                      Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                      1997          1996
Property management fees (included in operating
  expenses)                                         $  181         $  176
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                             93            105


For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE C - REFINANCING

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,132,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% and matures in October 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note held by a former lender. As a result of the refinance, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. This gain is due to the write-off of $133,000 in unamortized loan costs and due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off. Additionally, the Partnership capitalized loan costs of approximately $227,000 relating to the refinance.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                         1997      1996
Oak Run Apartments
  Dallas, Texas                                  97%        96%

Overlook Point Apartments
  Salt Lake City, Utah                           93%        96%


The decrease in occupancy at Overlook Point Apartments is attributable to a decline in market conditions in the Salt Lake City area as well as a decrease in drive-by exposure due to the re-construction of the sign located in front of the property.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $476,000, of which $163,000 was reported in the third quarter. The Partnership's net income for the corresponding periods in 1996 was $173,000 and $49,000, respectively. The increase in net income is attributable to an increase in rental income and a decrease in expenses. Rental income increased, despite a drop in occupancy at Overlook Point Apartments, due to rental rate increases at both of the Partnership's investment properties. In addition to the increase in rental income was a decrease in maintenance expense and general and administrative expenses. The decrease in maintenance expense is due to the completion of parking lot resurfacing and repairs at Oak Run Apartments in 1996. The decrease in general and administrative expenses is due to a decrease in expense reimbursements related to the relocation of the partnership administration offices during 1996, the timing of quarter-end mailing costs and decreased professional fees. Partially offsetting these favorable variances was a slight increase in property tax expense. This increase is due to the increased assessed value at Oak Run Apartments.

Included in maintenance expense for the nine months ended September 30, 1997, was approximately $41,000 of exterior building improvements, major landscaping, and swimming pool repairs. Included in maintenance expense for the nine months ended September 30, 1996, was approximately $145,000 of exterior building improvements, major landscaping and parking lot repairs.

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

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,132,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% and matures in October 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note held by a former lender. As a result of the refinance, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. The gain is due to the write-off of $133,000 in unamortized loan costs and due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off. Additionally, the Partnership capitalized loan costs of approximately $227,000 relating to the refinance.

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $2,272,000, as compared to approximately $1,164,000 at September 30, 1996. Net cash provided by operating activities increased for the nine months ended September 30, 1997, as a result of the increase in net income, as discussed above. Additionally, other assets decreased as a result of the refinance of the mortgage note secured by Oak Run Apartments. The new agreement requires no tax and insurance escrow requirements and decreased restricted escrow requirements. Accrued expenses and other liabilities decreased due to the paydown of accounts payable. Net cash used in investing activities decreased as a result of decreased property improvements at Oak Run Apartments. The decrease in net cash used in financing activities is due to the proceeds received in excess of the cash used as a result of the refinance of the mortgage indebtedness secured by Oak Run Apartments.

An affiliate  of  the  Managing  General  Partner  has  made  available  to  the
Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,588,000 is amortized over thirty years with balloon payments of $9,728,000 and $7,877,000 due in October 2004 and January 1999, respectively, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The Managing General Partner is currently evaluating the economic position of the Partnership and the Partnership's ability to make a distribution in 1997. No cash distributions were made during the first nine months of 1997 or 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

            Exhibit 10.1, Promissory Note between Oak Run, L.L.C., a South Carolina limited liability company, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997.

            Exhibit 10.2, Deed of Trust and Security Agreement between Oak Run, L.L.C., a South Carolina limited liability company, David M. Parnell, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None were filed during the quarter ended September 30, 1997.

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



                           Date: October 29, 1997