Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XVIII
filed 1998-03-23
CIK 704271

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from           to

                         Commission file number 0-11934

                         CENTURY PROPERTIES FUND XVIII
                (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $ 4,917,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida Corporation, is the Managing General Partner of FRI.

The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in February 1983 through September 1983, the Registrant offered and sold $75,000,000 in Limited Partnership Units ("Units"). The net proceeds of this offering were used to acquire twelve income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984 and since then the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were sold or otherwise disposed.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

On January 19, 1996, DeForest Ventures I, L.P. ("DeForest I"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (21,513 Units representing approximately 28.7% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties, L.P.("IPLP"). As a result, IPLP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest I, from whom IPLP indirectly acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired. In addition to the foregoing Units, on January 30, 1998, IPLP acquired, through a subsidiary, an additional 5,260 Units pursuant to its December 17, 1997 tender offer. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information with respect to this tender offer. Pursuant to a Schedule 13-D filed by IPLP with the Securities and Exchange Commission, IPLP currently holds 21,680 Units representing approximately 28.9% of the total outstanding Units.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P., an affiliate of Insignia, provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, including properties owned and/or managed by affiliates of the Partnership, primarily on the basis of the prices and terms of such transactions.


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                         Date of
Property                 Purchase      Type of Ownership            Use

Overlook Apartments       07/83   Fee ownership subject to    Residential rental
 Salt Lake City, Utah              first mortgage                  304 units

Oak Run Apartments        11/83   Fee ownership subject to    Residential rental
 Dallas, Texas                     first mortgage                  420 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)



                       Carrying    Accumulated                         Federal
       Property          Value    Depreciation     Rate     Method    Tax Basis

Overlook Apartments   $ 10,101     $ 4,363       5-30 yrs     (1)      $ 2,105
Oak Run Apartments      16,758       5,414       5-30 yrs     (1)        6,476


                      $ 26,859     $ 9,777                             $ 8,581

(1) Straight-line.

See "Note A" of the "Notes to Consolidated Financial Statements" included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                           Principal                                      Principal
                          Balance At                                       Balance
                         December 31,   Interest     Period    Maturity     Due At
        Property             1997         Rate     Amortized     Date      Maturity
Overlook Apartments        $ 7,966       8.25%     30 years   01/1999      $ 7,877
Oak Run Apartments          10,584       7.36%     30 years   10/2004        9,728

                           $18,550                                         $17,605

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,155,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% and matures in October 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note. As a result of the refinancing, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. This net gain is due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off less the write-off of $133,000 in unamortized loan costs. Additionally, the Partnership capitalized loan costs of approximately $244,000 relating to the refinancing. In order to obtain the new loss on Oak Run Apartments, the lender required that the property be conveyed to a single purpose entity. As a result, the property was conveyed from the Partnership to Oak Run, L.L.C., a South Carolina limited liability company. The Partnership is the sole owner of Oak Run, L.L.C.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual             Average
                                 Rental Rates             Occupancy
         Property              1997         1996        1997     1996

Overlook Apartments       $ 7,125/unit  $ 6,740/unit    93%       96%
Oak Run Apartments          6,454/unit    6,150/unit    96%       96%


The decrease in occupancy at Overlook Apartments is attributable to a decline in market conditions in the Salt Lake City area as well as a decrease in drive-by exposure due to the re-construction of the sign located in front of the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space.

Real estate taxes and rates (dollar amounts in thousands) in 1997 for each property were:


                                            1997                1997
                                          Billing               Rate

Overlook Apartments                        $  89               1.30%
Oak Run Apartments                           295               2.56%


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending and outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership currently has 75,000 units outstanding held by 5,352 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

In December 1997, the Partnership distributed approximately $643,000 ($8.57 per limited partnership unit) to the Limited Partners and approximately $7,000 to the general partner from the proceeds of the refinancing of Oak Run Apartments (See "Item 2. Description of Property"). There were no cash distributions for the year ended December 31, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $565,000 versus approximately $146,000 for the year ended December 31, 1996. The increase in net income is attributable to an increase in rental income and a decrease in expenses. Rental income increased, despite a drop in occupancy at Overlook Point Apartments, due to rental rate increases at both of the Partnership's investment properties. Additionally, there was a decrease in operating and general and administrative expenses. Operating expense decreased primarily due to the completion of parking lot resurfacing and repairs and exterior building improvements at Oak Run Apartments in 1996. The decrease in general and administrative expenses results from the decrease in expense reimbursements related to the relocation of the partnership administration offices during 1996 and decreased professional fees. Partially offsetting these favorable variances was a slight increase in property tax expense. This increase is due to the increased assessed value at Overlook Point Apartments. Also contributing to the increase in net income was $108,000 of extraordinary gain on extinguishment of debt from the Oak Run refinancing discussed below.

Included in operating expenses for the year ended December 31, 1997, is approximately $106,000 of major repairs and maintenance mainly comprised of major landscaping. Included in operating expense for the year ended December 31, 1996, is approximately $194,000 of major repairs and maintenance comprised mainly of exterior building repairs, parking lot repairs and major landscaping.

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,155,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% and matures in October 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note held by a former lender. As a result of the refinancing, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. This net gain is due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off less the write-off of $133,000 in unamortized loan costs. Additionally, the Partnership capitalized loan costs of approximately $244,000 relating to the refinancing. In order to obtain the new loan on Oak Run Apartments, the lender required that the property be conveyed to a single purpose entity. As a result, the property was conveyed from the Partnership to Oak Run, L.L.C., a South Carolina limited liability company. The Partnership is the sole owner of Oak Run, L.L.C.

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

Capital Resources and Liquidity

The net increase in cash and cash equivalents for the year ended December 31, 1997 was approximately $766,000 versus approximately $321,000 for the year ended December 31, 1996, respectively. Net cash provided by operating activities increased by approximately $419,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily as a result of the increase in net income, as discussed above. Additionally, receivables and deposits decreased as a result of the refinancing of the mortgage note secured by Oak Run Apartments. The new mortgage agreement requires no tax and insurance escrow deposits, therefore approximately $263,000 in escrow deposits as of December 31, 1996 was made available for operations. The new mortgage agreement also has decreased restricted escrow requirements, which was the primary factor leading to net cash provided by investing activities for the year ended December 31, 1997, of approximately $43,000 compared to net cash used by investing activities of approximately $332,000 for the year ended December 31, 1996. Also contributing to this reversal was a decrease in property improvements at Oak Run Apartments. Net cash used in financing activities increased approximately $349,000 for the year ended December 31, 1997, due to the distribution to partners in December 1997, as discussed in "Item 5.", and loan costs paid of approximately $244,000, which were only partially offset by the proceeds received in excess of the cash used as a result of the refinancing of the mortgage indebtedness secured by Oak Run Apartments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,550,000 is amortized over thirty years with balloon payments of $7,877,000 and $9,728,000 due in January 1999 and October 2004, respectively, at which time the properties will either be refinanced or sold. In December 1997, the Partnership distributed approximately $643,000 ($8.57 per Limited Partnership Unit) to the Limited Partners and approximately $7,000 to the general partner from the proceeds of the refinancing of Oak Run Apartments, as discussed above. There were no cash distributions for the year ended December 31, 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

On December 17, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on
Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. On January 30, 1998, IPLP acquired, through a subsidiary, an additional 5,260 Units pursuant to its December 17, 1997 tender offer.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital - Years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements





To the Partners
Century Properties Fund XVIII
Greenville, South Carolina


                          Independent Auditors' Report



We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII (a limited partnership) (the "Partnership") and its subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII and its subsidiary as of December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                  /s/ Imowitz Koenig & Co., LLP
                                                  Certified Public Accountants




New York, N.Y.
January 23, 1998


                         CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997




Assets
 Cash and cash equivalents                                        $  2,025
 Receivables and deposits                                              104
 Restricted escrows                                                     31
 Other assets                                                          266
 Investment properties (Notes B and F):
     Land                                           $  7,296
     Buildings and related personal property          19,563
                                                      26,859
     Less accumulated depreciation                    (9,777)       17,082
                                                                  $ 19,508

Liabilities and Partners' Capital
Liabilities
 Accounts payable                                                 $     62
 Other liabilities                                                     167
 Accrued taxes                                                         295
 Tenant security deposit liabilities                                    80
 Mortgage notes payable (Note B and F)                              18,550

Partners' (Deficit) Capital
 General partner                                    $ (6,362)
 Limited partners (75,000 units issued
     and outstanding)                                  6,716           354
                                                                  $ 19,508


          See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,
                                                          1997          1996
Revenues:
  Rental income                                        $  4,584      $  4,414
  Other income                                              333           323
   Total revenues                                         4,917         4,737

Expenses:
  Operating                                               1,778         1,855
  General and administrative                                209           293
  Depreciation                                              687           679
  Interest                                                1,395         1,398
  Property tax                                              391           366

   Total expenses                                         4,460         4,591

Income before extraordinary item                            457           146
Extraordinary item - gain on extinguishment
  of debt (Note E)                                          108            --

      Net income                                       $    565      $    146

Net income allocated to general partner (9.9%)         $     56      $     14

Net income allocated to limited partners (90.1%)            509           132

      Net income                                       $    565      $    146

Per limited partnership unit:
  Income before extraordinary item                     $   5.49      $   1.76
  Extraordinary item                                       1.30            --
      Net income                                       $   6.79      $   1.76

Distributions per limited partnership unit             $   8.57      $     --

          See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners        Total
Original capital contributions      75,000     $     --       $ 75,000       $ 75,000

Partners' (deficit) capital at
  December 31, 1995                 75,000     $ (6,425)      $  6,718       $    293

Net income for the year ended
  December 31, 1996                     --           14            132            146

Partners' (deficit) capital at
  December 31, 1996                 75,000       (6,411)         6,850            439

Distributions to partners               --           (7)          (643)          (650)

Net income for the year ended
  December 31, 1997                     --           56            509            565

Partners' (deficit) capital at
  December 31, 1997                 75,000     $ (6,362)      $  6,716       $    354

          See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended December 31,
                                                                1997        1996
Cash flows from operating activities:
  Net income                                                  $   565    $    146
  Adjustments to reconcile net income to
     net cash provided by operating
       activities:
     Depreciation                                                 687         679
     Amortization of loan costs                                    41          44
     Extraordinary item - gain on extinguishment of debt         (108)         --
     Interest added to note payable principal                      23          --
     Change in accounts:
       Receivables and deposits                                   311          30
       Other assets                                                (8)         36
       Accounts payable                                           (12)         60
       Other liabilities                                           50          60
       Accrued taxes                                                5          45
       Tenant security deposit liabilities                        (30)          5

          Net cash provided by
            operating activities                                1,524       1,105

Cash flows provided by (used in) investing activities:
  Property improvements and replacements                         (158)       (225)
  Net receipts from (deposits to) restricted escrows              201        (107)

          Net cash provided by (used in)
            investing activities                                   43        (332)

Cash flows used in financing activities:
  Proceeds from mortgage note payable                          10,600          --
  Repayment of mortgage notes payable                         (10,155)         --
  Loan costs paid                                                (244)         --
  Payments on mortgage notes payable                             (352)       (452)
  Distributions to partners                                      (650)         --

          Net cash used in financing activities                  (801)       (452)

Net increase in cash and cash equivalents                         766         321

Cash and cash equivalents at beginning of year                  1,259         938

Cash and cash equivalents at end of year                      $ 2,025   $   1,259

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,266   $   1,354

Supplemental disclosure of non-cash financing activities:
  Accrued interest added to mortgage note payable balance     $    23   $      --

          See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVIII
                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. As of December 31, 1997, the Partnership operates two residential apartment complexes located in Texas and Utah.

Principles of Consolidation:

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned subsidiary.

Advertising Costs:

Advertising costs, $79,000 in 1997 and $88,000 in 1996, are charged to expense as they are incurred and are included in operating expenses.

Allocations to Partners:

Net income, losses and cash available for distribution (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated (i) 9% to the General Partners and (ii) the remainder allocated 1% to the General Partners and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership properties shall be allocated: (i) first to the General Partner to the extent they are entitled to receive distributions of cash pursuant to the above and from the sale or disposition of properties (ii) next, until such time as the General Partner does not have a deficit in its capital account, 10% to the General Partner and 90% to the Limited Partnership Unit Holders, and (iii) to the Limited Partnership Unit Holders.

Cash from sales or other disposition, or refinancing and working capital reserves are distributed 99% to the Limited Partnership Unit Holders and 1% to the General Partner, until: (i) each Limited Partnership Unit Holder receives an amount which equals the total of their original invested capital contributed in exchange for his Limited Partnership Units and (ii) a sum equal to 8% per year, as determined on a cumulative, noncompounded basis, on the Adjusted Invested Capital, as adjusted from time to time, of such Limited Partnership Unit Holder, calculated from the first day of the month in which he was admitted as a Limited Partner. Thereafter, the General Partner will receive 15% of any additional cash from sales or refinancing and working capital reserve available for distribution and, finally, the remainder of such being allocated 99% to the Limited Partnership Unit Holders and 1% to the General Partner. Upon sale of all properties and termination of the Partnership, the General Partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Loan Costs:

Loan costs of $244,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1997, accumulated amortization is $8,000. Amortization of loan costs is included in interest expense in the accompanying statement of operations.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Fair Value:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):

                           Monthly                         Principal     Principal
                           Payment     Stated               Balance      Balance At
                          Including   Interest  Maturity     Due At     December 31,
Property                   Interest     Rate      Date      Maturity        1997
Overlook Apartments        $ 62        8.25%    01/1999    $ 7,877       $ 7,966
Oak Run Apartments           73        7.36%    10/2004      9,728        10,584

                           $135                            $17,605       $18,550

Scheduled principal payments on mortgage notes payable subsequent to December 31, 1997 are as follows (in thousands):


                 1998                    $   192
                 1999                      7,986
                 2000                        118
                 2001                        127
                 2002                        136
              Thereafter                   9,991
                                         $18,550

NOTE C - INCOME TAXES

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income and Federal taxable income:


                                     1997           1996
                                       (in thousands)

Net income as reported             $  565        $   146
Add (deduct):
  Depreciation differences             98            138
  Other                              (887)           (16)

Federal taxable income             $ (224)       $   268

Federal taxable income
  per limited partnership unit     $(2.69)       $  3.22

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                             1997

Net assets as reported                     $   354
Land and buildings                           1,192
Accumulated depreciation                    (9,690)
Syndication and distribution costs           9,592
Prepaid rent                                    16
Other                                           18

Net assets - Federal tax basis             $ 1,482


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI Equity was a wholly-owned subsidiary of NPI until December 31, 1996, at which time Insignia Properties Trust acquired the stock of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1997 and 1996 (in thousands):


                                                        1997        1996
Property management fees (included in operating
  expenses)                                           $  242      $  235
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                              134         154

For the year ended December 31, 1997, an affiliate of Insignia received a reimbursement of approximately $27,000 related to the refinance of Oak Run Apartments.

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

On December 17, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

NOTE E - REFINANCING

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,155,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% and matures in October 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note. As a result of the refinancing, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. This gain is due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off less the write-off of $133,000 in unamortized loan costs. Additionally, the Partnership capitalized loan costs of approximately $244,000 relating to the refinancing. In order to obtain the new loan on Oak Run Apartments, the lender required that the property be conveyed to a single purpose entity. As a result, the property was conveyed from the Partnership to Oak Run, L.L.C., a South Carolina limited liability company. The Partnership is the sole owner of Oak Run, L.L.C.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                                 Initial Cost
                                                 To Partnership
                                                (in thousands)
                                                                        Cost
                                                      Buildings      Capitalized
                                                      and Related     (Removed)
                                                       Personal     Subsequent to
Description                Encumbrances     Land       Property      Acquisition
Overlook Apartments        $   7,966      $ 1,082     $   8,225       $     794
Oak Run Apartments            10,584        6,218         8,713           1,827

Total                      $  18,550      $ 7,300     $  16,938       $   2,621


                              Gross Amount at Which Carried
                                   At December 31, 1997
                                      (in thousands)

                                 Buildings
                                And Related                             Year
                                 Personal             Accumulated        of          Date       Depreciable
Description              Land    Property    Total   Depreciation   Construction   Acquired     Life-Years
Overlook Apartments    $1,078   $   9,023   $10,101     $ 4,363        1984         7/83        5-30 yrs

Oak Run Apartments      6,218      10,540    16,758       5,414        1979         11/83       5-30 yrs

Total                  $7,296   $  19,563   $26,859     $ 9,777

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                    Years Ended December 31,
                                      1997            1996
                                          (in thousands)
Investment Properties
Balance at beginning of year     $   26,701      $   26,476
  Property Improvements                 158             225

Balance at end of year           $   26,859      $   26,701


                                     Years Ended December 31,
                                       1997            1996
                                          (in thousands)
Accumulated Depreciation

Balance at beginning of year      $   9,090       $   8,411
  Additions charged to expense          687             679

Balance at end of year            $   9,777       $   9,090


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $28,054,000 and $25,114,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is $19,473,000 and $18,884,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Neither the Registrant, nor Fox Partners ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc. ("NPI Equity"), which controls the Managing General Partner, is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"), which in turn is owned by an affiliate of Insignia (See "Item 1").


     Name                                Age           Position

William H. Jarrard, Jr.                  51            President and Director

Ronald Uretta                            41            Vice President and
                                                       Treasurer

Martha L. Long                           38            Controller

Robert D. Long, Jr.                      30            Vice President

Daniel M. LeBey                          32            Vice President and
                                                       Secretary

Kelley M. Buechler                       40            Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Treasurer since June 1996. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Partners. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1997.

           Name of              Amount and nature of
       Beneficial Owner           Beneficial Owner           % of Class

  Insignia Properties, L.P.            21,680                   28.9

There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.

As a result, of its ownership of 21,680 limited partnership units, Insignia Properties, L.P. ("IPLP") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom IPLP indirectly acquired significantly all of its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired. See "Item 12. Certain Relationships and Related Transactions", for information with respect to the recent tender offer made by IPLP.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity, the managing general partner of FRI, and NPI. NPI Equity was a wholly-owned subsidiary of NPI until December 31, 1996, at which time Insignia Properties Trust acquired the stock of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1997 and 1996 (in thousands):


                                                      1997        1996
Property management fees (included in operating
  expenses)                                         $  242      $  235
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                            134         154

For the year ended December 31, 1997, an affiliate of Insignia received a reimbursement of approximately $27,000 related to the refinance of Oak Run Apartments.

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

On December 17, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. On January 30, 1998, IPLP acquired, through a subsidiary, an additional 5,260 Units pursuant to its December 17, 1997 tender offer.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  No reports on Form 8-K were filed during the fourth quarter of 1997.




                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CENTURY PROPERTIES FUND XVIII

                           By:   Fox Partners,
                                 Its General Partner

                           By:   Fox Capital Management Corporation,
                                 Its Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director     March 23, 1998
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Vice President and         March 23, 1998
Ronald Uretta                        Treasurer


                        CENTURY PROPERTIES FUND XVIII
                                EXHIBIT INDEX



   Exhibit Number                          Description of Exhibit

     2.1                     NPI, Inc. Stock Purchase Agreement        (1)

     2.2                     Partnership Units Purchase Agreement      (2)

     2.3                     Management Purchase Agreement             (3)

     2.4                     Limited Liability Company Agreement
                             of Riverside Drive L.L.C.                 (4)

     2.5                     Master Indemnity Agreement                (5)

     3.4                     Agreement of Limited Partnership          (2)

     10.1 Promissory Note between Oak Run, L.L.C., a South Carolina limited liability company, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997.

     10.2 Deed of Trust and Security Agreement between Oak Run, L.L.C., a South Carolina limited liability company, David M. Parnell, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997.

     16                      Letter from the Registrant's former Independent
                             Auditor dated April 27, 1994              (3)

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