Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XVIII
filed 1998-05-01
CIK 704271

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


                 For the quarterly period ended March 31, 1998


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)

                         CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                 March 31, 1998



Assets
 Cash and cash equivalents                                        $  1,962
 Receivables and deposits                                              150
 Restricted escrows                                                     58
 Other assets                                                          245
 Investment properties:
     Land                                          $  7,296
     Buildings and related personal property         19,672
                                                     26,968
     Less accumulated depreciation                   (9,948)        17,020
                                                                  $ 19,435

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                $    107
  Other liabilities                                                    159
  Accrued taxes                                                        101
  Tenant security deposit liabilities                                   76
  Mortgage notes payable                                            18,504

Partners' (Deficit) Capital
  General partner                                  $ (6,349)
  Limited partners (75,000 units issued
     and outstanding)                                 6,837            488
                                                                  $ 19,435


          See Accompanying Notes to Consolidated Financial Statements

b)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                       Three Months Ended
                                                            March 31,
                                                       1998         1997
Revenues:
  Rental income                                     $   1,147    $   1,125
  Other income                                             71           69
    Total revenues                                      1,218        1,194

Expenses:
  Operating                                               384          396
  General and administrative                               59           37
  Depreciation                                            171          170
  Interest                                                368          342
  Property tax                                            102           99
    Total expenses                                      1,084        1,044

      Net income                                    $     134    $     150

Net income allocated to general partner (9.9%)      $      13    $      15
Net income allocated to limited partners (90.1%)          121          135

      Net income                                    $     134    $     150

Net income per limited partnership unit             $    1.61    $    1.80


          See Accompanying Notes to Consolidated Financial Statements

c)
                         CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partner       Partners         Total
Original capital contributions     75,000    $      --      $   75,000     $   75,000

Partners' (deficit) capital
 at December 31, 1997              75,000    $  (6,362)     $    6,716     $      354

Net income for the three
 months ended March 31, 1998           --           13             121            134

Partners' (deficit) capital
 at March 31, 1998                 75,000    $  (6,349)     $    6,837     $      488

          See Accompanying Notes to Consolidated Financial Statements

d)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                                1998         1997
Cash flows from operating activities:
 Net income                                                  $    134     $    150
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   171          170
   Amortization of loan costs                                      10           11
   Change in accounts:
      Receivables and deposits                                    (46)         201
      Other assets                                                 11            1
      Accounts payable                                             45          (35)
      Other liabilities                                            (8)         (23)
      Accrued taxes                                              (194)        (195)
      Tenant security deposit liabilities                          (4)          (4)

         Net cash provided by operating activities                119          276

Cash flows from investing activities:
  Property improvements and replacements                         (109)         (33)
  Net (deposits to) receipts from restricted escrows              (27)          68

         Net cash (used in) provided by investing
           activities                                            (136)          35

Cash flows used in financing activities:
  Payments on mortgage notes payable                              (46)        (103)

Net (decrease) increase in cash and cash equivalents              (63)         208

Cash and cash equivalents at beginning of period                2,025        1,259

Cash and cash equivalents at end of period                   $  1,962     $  1,467

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $    359     $    331

          See Accompanying Notes to Consolidated Financial Statements

e)
                         CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. In the opinion of the Managing General Partner all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following transactions with affiliates of Insignia were charged to expense in 1998 and 1997:



                                                            Three Months Ended
                                                                 March 31,
                                                              (in thousands)
                                                            1998           1997
Property management fees (included in operating
  expenses)                                               $   60          $   60
Reimbursement for services of affiliates (1)
  (included in operating, general and administrative
  expenses and investment properties)                         35              23

(1) includes approximately $1,000 in reimbursements for construction oversight costs in 1998.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On December 17, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest ("units") in the Partnership, at $70.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. On January 30, 1998, the Purchaser acquired an additional 5,260 units pursuant to its December 17, 1997, tender offer.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                          1998         1997

Oak Run Apartments
  Dallas, Texas                                    94%         96%

Overlook Point Apartments
  Salt Lake City, Utah                             93%         95%

The Partnership's net income for the three months ended March 31, 1998, was approximately $134,000 versus approximately $150,000 for the same period in 1997. The decrease is attributable to an increase in interest and general and administrative expenses, partially offset by an increase in rental income. Rental income increased, despite a slight drop in occupancy at both investment properties, due to an increase in rental rates. General and administrative expenses increased due to the increase in expense reimbursements for services of affiliates. Interest expense increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the refinancing of the mortgage indebtedness encumbering Oak Run Apartments, as discussed below.

Included in operating expenses for the three months ended March 31, 1998, is approximately $10,000 of major repairs and maintenance mainly comprised of parking lot repairs. Included in operating expenses for the three months ended March 31, 1997, was approximately $6,000 of major repairs and maintenance mainly comprised of swimming pool repairs, golf carts and window coverings.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,962,000 as compared to approximately $1,467,000 at March 31, 1997. Cash and cash equivalents decreased approximately $63,000 for the three month period ended March 31, 1998. Net cash provided by operating activities decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the decrease in net income discussed above and an increase in receivables and deposits. Receivables and deposits increased due to a decrease in funds escrowed for property taxes at the end of 1997. Partially offsetting the decrease in cash provided by operating activities is an increase in accounts payable as a result of the timing of the payment of invoices. Net cash used in investing activities for the three months ended March 31, 1998, primarily results from the construction of a tennis court at Overlook Point Apartments and an ongoing roof replacement project at Oak Run Apartments. The decrease in payments on mortgage notes payable for the three months ended March 31, 1998, as compared to the same period in 1997, is due to the refinancing of the indebtedness at Oak Run Apartments. During 1997, principal payments were also being made on the participating note to the former lender, as discussed below.

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,155,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% and matures in October 2004. The proceeds from the refinancing enabled the Partnership to pay off its previous first mortgage note and a participating note held by a former lender. In order to obtain the new loan on Oak Run Apartments, the lender required that the property be conveyed to a single purpose entity. As a result, the property was conveyed from the Partnership to Oak Run, L.L.C., a South Carolina limited liability company. The Partnership is the sole owner of Oak Run, L.L.C.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,504,000 is amortized over thirty years with balloon payments of $7,877,000 and $9,728,000 due in January 1999 and October 2004, respectively, at which time the properties will either be refinanced or sold. No cash distributions were made during the first quarter of 1998 or 1997. The Managing General Partner is currently evaluating the feasibility of a distribution to be made during the second quarter of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

On December 17, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on
Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. On January 30, 1998, the Purchaser acquired an additional 5,260 Units pursuant to its December 17, 1997 tender offer.


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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                           PART II - OTHER INFORMATION


ITEM I.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)      Reports on Form 8-K filed during the first quarter of 1998:

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

                           Date: May 1, 1998