Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XVIII
filed 1998-07-30
CIK 704271

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


                  For the quarterly period ended June 30, 1998

                                       or

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                         CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                 June 30, 1998




Assets
  Cash and cash equivalents                                       $  2,028
  Receivables and deposits                                             261
  Restricted escrows                                                   111
  Other assets                                                         234
  Investment properties:
     Land                                             $  7,296
     Buildings and related personal property            19,737
                                                        27,033
     Less accumulated depreciation                     (10,122)     16,911
                                                                  $ 19,545

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $     49
  Other liabilities                                                    156
  Accrued property taxes                                               200
  Tenant security deposit liabilities                                   74
  Distribution payable                                                 743
  Mortgage notes payable                                            18,457

Partners' (Deficit) Capital
  General partner                                     $ (6,344)
  Limited partners (75,000 units issued
    and outstanding)                                     6,210        (134)
                                                                  $ 19,545

          See Accompanying Notes to Consolidated Financial Statements

b)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998        1997
Revenues:
 Rental income                  $ 1,137     $ 1,148     $ 2,284     $ 2,273
 Other income                        69          93         140         162
    Total revenues                1,206       1,241       2,424       2,435
Expenses:
 Operating                          399         400         783         796
 General and administrative          48          68         107         105
 Depreciation                       174         170         345         340
 Interest                           367         344         735         686
 Property tax                        97          96         199         195
    Total expenses                1,085       1,078       2,169       2,122

       Net income               $   121     $   163     $   255     $   313

Net income allocated to
 general partner (9.9%)         $    12     $    16     $    25     $    31

Net income allocated to
 limited partners (90.1%)           109         147         230         282

       Net income               $   121     $   163     $   255     $   313

Net income per limited
 partnership unit               $  1.45     $  1.96     $  3.07     $  3.76

          See Accompanying Notes To Consolidated Financial Statements

c)
                         CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited
                                Partnership    General     Limited
                                   Units       Partner    Partners      Total

Original capital contributions    75,000       $    --     $75,000     $75,000

Partners' (deficit) capital
 at December 31, 1997             75,000       $(6,362)    $ 6,716     $   354

Distribution payable                  --            (7)       (736)       (743)

Net income for the six
 months ended June 30, 1998           --            25         230         255

Partners' (deficit) capital
 at June 30, 1998                 75,000       $(6,344)    $ 6,210     $  (134)

          See Accompanying Notes to Consolidated Financial Statements

d)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                             1998        1997
Cash flows from operating activities:
 Net income                                                 $  255      $  313
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                345         340
   Amortization of loan costs                                   18          22
   Change in accounts:
     Receivables and deposits                                 (157)         90
     Other assets                                               14          (3)
     Accounts payable                                          (13)         (9)
     Other liabilities                                         (11)        (27)
     Accrued property taxes                                    (95)        (99)
     Tenant security deposit liabilities                        (6)        (15)

     Net cash provided by operating activities                 350         612

Cash flows used in investing activities:
 Property improvements and replacements                       (174)        (65)
 Net (deposits to) receipts from restricted escrows            (80)         68

     Net cash (used in) provided by
       investing activities                                   (254)          3

Cash flows used in financing activities:
  Payments on mortgage notes payable                           (93)       (214)

Net increase in cash and cash equivalents                        3         401

Cash and cash equivalents at beginning of period             2,025       1,259

Cash and cash equivalents at end of period                  $2,028      $1,660

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  717      $  665


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Distribution payable was adjusted approximately $743,000 at June 30, 1998, in connection with the July 1998 distribution payment to the partners.

          See Accompanying Notes to Consolidated Financial Statements

e)
                         CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following transactions with affiliates of Insignia were charged to expense in 1998 and 1997:

                                                          Six Months Ended
                                                               June 30,
                                                          1998          1997
                                                            (in thousands)
Property management fees (included in operating
  expenses)                                               $120          $121
Reimbursement for services of affiliates (1)
  (included in operating, general and administrative
  expenses and investment properties)                       67            64

(1)Included in "reimbursements for services of affiliates" for the six months ended June 30, 1998 and 1997, is approximately $2,000 and $1,000, respectively, in reimbursements for construction oversight costs.


For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                         1998         1997

Oak Run Apartments (1)
  Dallas, Texas                                   92%          97%

Overlook Point Apartments
  Salt Lake City, Utah                            93%          94%

(1)The decrease in occupancy at Oak Run Apartments is a combination of a surplus of newer properties with nicer interior and amenities in the immediate submarket that has forced properties with traditionally higher rental rates much closer to our rental rates.

The Partnership's net income for the six months ended June 30, 1998, was approximately $255,000, of which approximately $121,000 was reported in the second quarter. The Partnership's net income for the corresponding periods in 1997 was approximately $313,000 and $163,000, respectively. The decrease in net income is attributable to an increase in interest expense and a decrease in other income, partially offset by an increase in rental income for the six months ended June 30, 1998. Despite decreases in average occupancy at both investment properties, rental income increased for the six months ended June 30, 1998, due to an increase in average rental rates. For the three months ended June 30, 1998, rental income decreased slightly primarily due to a decrease in average occupancy at Oak Run Apartments, as discussed above. Other income decreased due to the decrease in income from corporate units and deposit forfeitures at Overlook Point Apartments. A company that was relocating used the apartment complex for short term, temporary housing during 1997. This decrease in other income was partially offset by an increase in interest income due to the Partnership carrying higher cash balances in 1998. Interest expense increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the refinancing of the mortgage indebtedness encumbering Oak Run Apartments, as discussed below. Partially offsetting the increase in interest expense for the three months ended June 30, 1998, was a decrease in general and administrative expenses due to a decrease in expense reimbursements.

Included in operating expenses for the six months ended June 30, 1998, is approximately $15,000 of major repairs and maintenance mainly comprised of parking lot repairs and major landscaping. Included in operating expenses for the six months ended June 30, 1997, was approximately $29,000 of major repairs and maintenance mainly comprised of exterior building repairs, major landscaping, window coverings, and swimming pool repairs.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $2,028,000, as compared to approximately $1,660,000 at June 30, 1997. Cash and cash equivalents increased approximately $3,000 and $401,000 for the six month periods ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to the decrease in net income discussed above and an increase in receivables and deposits. Receivables and deposits increased due to a decrease in funds escrowed for property taxes at the end of 1997. Net cash used in investing activities for the six months ended June 30, 1998, primarily results from the conversion of a tennis court into a sport court at Overlook Point Apartments and an ongoing balcony replacement project at Oak Run Apartments. The increase in deposits to restricted escrows is partially due to cash escrowed for fees associated with the potential refinance of the indebtedness at Overlook Point Apartments. The Managing General Partner is currently evaluating the feasibility of refinancing this indebtedness, which matures in January 1999. The decrease in payments on mortgage notes payable for the six months ended June 30, 1998, as compared to the same period in 1997, is due to the refinancing of the indebtedness at Oak Run Apartments in September 1997. During 1997, principal payments were also being made on the participating note to the former lender, as discussed below.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,457,000 is amortized over thirty years with balloon payments of $7,877,000 and $9,728,000 due in January 1999 and October 2004, respectively, at which time the properties will either be refinanced or sold.
In this regard, the Managing General Partner is currently negotiating to obtain replacement financing for the mortgage indebtedness secured by Overlook Point Apartments which is scheduled to mature in January 1999. It is expected that this refinancing will be consummated, if at all, during the third quarter of 1998. Assuming no change in current interest rates, it is expected that such refinancing will be at an annual interest rate lower than the mortgage indebtedness which it will replace. There can be no assurance, however, that the Partnership will be successful in obtaining such replacement financing or, if it does, that such replacement financing will be at rates more favorable to the Partnership than the current indebtedness. A cash distribution of $743,000 was declared during the second quarter of 1998 and paid in July 1998. No cash distributions were made during the first six months of 1997. The Managing General Partner is currently evaluating the feasibility of a distribution to be made during the fourth quarter of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

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



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K filed during the second quarter of 1998:

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

                           Date: July 30, 1998