Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XVIII
filed 1998-11-12
CIK 704271

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


               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                         CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                               September 30, 1998



Assets
  Cash and cash equivalents                                       $  2,092
  Receivables and deposits                                             479
  Restricted escrows                                                   212
  Other assets                                                         488
  Investment properties:
     Land                                             $  7,296
     Buildings and related personal property            19,811
                                                        27,107
     Less accumulated depreciation                     (10,298)     16,809
                                                                  $ 20,080

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $     47
  Other liabilities                                                    166
  Accrued property taxes                                               300
  Tenant security deposit liabilities                                   80
  Mortgage notes payable                                            19,509

Partners' (Deficit) Capital
  General partner                                     $ (6,333)
  Limited partners (75,000 units issued
    and outstanding)                                     6,311         (22)
                                                                  $ 20,080

          See Accompanying Notes to Consolidated Financial Statements

b)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                       Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                        1998      1997      1998      1997
Revenues:
 Rental income                        $ 1,143   $ 1,149   $ 3,427   $ 3,422
 Other income                              71        78       211       240
    Total revenues                      1,214     1,227     3,638     3,662
Expenses:
 Operating                                426       424     1,209     1,220
 General and administrative                53        50       160       155
 Depreciation                             176       175       521       515
 Interest                                 347       428     1,082     1,114
 Property tax                             100        95       299       290
    Total expenses                      1,102     1,172     3,271     3,294

Income before extraordinary item      $   112   $    55   $   367   $   368
 Extraordinary item-gain on
    extinguishment of debt                 --       108        --       108

       Net income                     $   112   $   163   $   367   $   476

Net income allocated to
 general partner (9.9%)               $    11   $    16   $    36   $    47

Net income allocated to
 limited partners (90.1%)                 101       147       331       429

       Net income                     $   112   $   163   $   367   $   476

Per limited partnership unit:
 Income before extraordinary item     $  1.34   $   .66   $  4.41   $  4.42
 Extraordinary item                        --      1.30        --      1.30

       Net income                     $  1.34   $  1.96   $  4.41   $  5.72

Surplus distributions
 per limited partnership unit         $  9.81   $    --   $  9.81   $    --

          See Accompanying Notes to Consolidated Financial Statements


c)
                         CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General     Limited
                                   Units       Partner    Partners      Total

Original capital contributions    75,000       $    --     $75,000     $75,000

Partners' (deficit) capital
 at December 31, 1997             75,000       $(6,362)    $ 6,716     $   354

Distribution to partners              --            (7)       (736)       (743)

Net income for the nine months
 ended September 30, 1998             --            36         331         367

Partners' (deficit) capital
 at September 30, 1998            75,000       $(6,333)    $ 6,311     $   (22)

          See Accompanying Notes to Consolidated Financial Statements


d)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                             1998       1997
Cash flows from operating activities:
 Net income                                                $    367  $    476
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                 521       515
   Amortization of loan costs                                    27        33
   Extraordinary item-gain on extinguishment of debt             --      (108)
   Change in accounts:
     Receivables and deposits                                  (375)      240
     Other assets                                                (6)      (18)
     Accounts payable                                           (15)      (50)
     Other liabilities                                           (1)       (7)
     Accrued property taxes                                       5        (3)
     Tenant security deposit liabilities                         --       (24)

     Net cash provided by operating activities                  523     1,054

Cash flows used in investing activities:
 Property improvements and replacements                        (248)      (99)
 Net (deposits to) receipts from restricted escrows            (181)      131

     Net cash (used in) provided by
         investing activities                                  (429)       32

Cash flows used in financing activities:
  Proceeds from mortgage notes payable                        9,000    10,600
  Repayment of mortgage notes payable                        (7,907)  (10,132)
  Loan costs paid                                              (243)     (227)
  Payments on mortgage notes payable                           (134)     (314)
  Distributions to partners                                    (743)       --

     Net cash used in financing activities                      (27)      (73)

Net increase in cash and cash equivalents                        67     1,013

Cash and cash equivalents at beginning of period              2,025     1,259

Cash and cash equivalents at end of period                 $  2,092  $  2,272

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  1,061  $  1,048

          See Accompanying Notes to Consolidated Financial Statements

e)
                         CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Note B - Transactions With Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees to affiliates of the Managing General Partner based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1998 and 1997, respectively. The Partnership's limited partnership agreement ("Agreement") provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                          Nine Months Ended
                                                            September 30,
                                                          1998          1997
                                                            (in thousands)
Property management fees (included in operating
  expenses)                                               $181          $181
Reimbursement for services of affiliates (1)
  (included in operating, general and administrative
  expenses and investment properties)                      117            96

(1) Included in "reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997, is approximately $2,000 per year in reimbursements for construction oversight costs. As well, $18,000 in loan costs were paid for the nine months ended September 30, 1998. These loan costs have been capitalized and are being amortized over the term of the loan.

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

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest ("units") in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired an additional 5,260 units pursuant to this tender offer.

Note C - Refinancing

In August 1998, the Partnership refinanced the mortgage indebtedness encumbering Overlook Point Apartments. The total indebtedness refinanced was approximately $7,907,000. The new indebtedness, in the principal amount of $9,000,000, carries a stated interest rate of 6.33% per annum and is being amortized over 30 years, with a balloon payment due September 1, 2005. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note. As a condition of the loan, the Partnership was required to deposit approximately $99,000 into a repair escrow fund in order to pay the costs of certain repairs on the property over the next twelve months.

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,132,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% per annum and is being amortized over 30 years, with a balloon payment due October 1, 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note held by a former lender. As a result of the refinancing, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. This gain is due to the write-off of $133,000 in unamortized loan costs and due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off. In order to obtain the new loan on Oak Run Apartments, the lender required that the property be conveyed to a single purpose entity. As a result, the property was conveyed from the Partnership to Oak Run, L.L.C., a South Carolina limited liability company. The Partnership is the sole owner of Oak Run, L.L.C.

For the nine months ended September 1998 and 1997, total loan costs of $243,000 and $227,000, respectively, relating to the refinancings have been capitalized and are being amortized over the terms of each of the respective loans.


Note D - Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                          1998        1997

Oak Run Apartments (1)
  Dallas, Texas                                   92%          97%

Overlook Point Apartments
  Salt Lake City, Utah                            93%          93%

(1) The decrease in occupancy at Oak Run Apartments is a result of a surplus of newer properties with nicer interior and amenities in the immediate submarket.

The Partnership's net income for the nine months ended September 30, 1998, was approximately $367,000, of which approximately $112,000 was reported in the third quarter. The Partnership's net income for the corresponding periods in 1997 was approximately $476,000 and $163,000, respectively. The decrease in net income is attributable to the gain on extinguishment of debt in 1997. Despite decreases in average occupancy at both investment properties, rental income increased for the nine months ended September 30, 1998, due to an increase in average rental rates. For the three months ended September 30, 1998, rental income decreased slightly primarily due to a decrease in average occupancy at Oak Run Apartments, as discussed above. Other income decreased due to the decrease in income from corporate units and deposit forfeitures at Overlook Point Apartments. A company that was relocating used the apartment complex for short term, temporary housing during 1997. This decrease in other income was partially offset by an increase in interest income due to the Partnership carrying higher cash balances in 1998. Interest expense decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the refinancing of the mortgage indebtedness encumbering Oak Run Apartments in September 1997. In addition, the mortgage indebtedness encumbering Overlook Point Apartments was refinanced in August, 1998 contributing to the decrease in interest expense for the three months ended September 1998.

Included in operating expenses for the nine months ended September 30, 1998, is approximately $16,000 of major repairs and maintenance mainly comprised of parking lot repairs and window coverings. Included in operating expenses for the nine months ended September 30, 1997, was approximately $41,000 of major repairs and maintenance mainly comprised of exterior building repairs, major landscaping, window coverings, and swimming pool repairs.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $2,092,000, as compared to approximately $2,272,000 at September 30, 1997. Cash and cash equivalents increased approximately $67,000 and $1,013,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to the decrease in net income as discussed above and an increase in receivables and deposits. Receivables and deposits increased due to an increase in funds escrowed for insurance and property taxes relating to the refinancings at both properties. Net cash used in investing activities for the nine months ended September 30, 1998, increased as a result of the following property improvement and replacement expenditures: conversion of a tennis court into a sport court at Overlook Point Apartments, an ongoing balcony replacement project at Oak Run Apartments and replacement of lighting systems at both properties. The increase in deposits to restricted escrows is due to increased deposits to a Repair Escrow Fund at Overlook Point Apartments and to a Replacement Reserve Fund at Oak Run Apartments as required by a condition of the refinancings at both properties. Cash used in financing activities is attributed to the surplus distribution to partners of $743,000 during the third quarter of 1998. Offsetting this use was proceeds of $9,000,000 from the refinancing of Overlook Point Apartments as noted below. The decrease in payments on mortgage notes payable for the nine months ended September 30, 1998, as compared to the same period in 1997, is due to the refinancing of the indebtedness at Oak Run Apartments in September 1997. During 1997, principal payments were also being made on the participating note to the former lender, as discussed below.

In August 1998, the Partnership refinanced the mortgage indebtedness encumbering Overlook Point Apartments. The total indebtedness refinanced was approximately $7,907,000. The new indebtedness, in the principal amount of $9,000,000, carries a stated interest rate of 6.33% per annum and is being amortized over 30 years, with a balloon payment due September 1, 2005. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note. As a condition of the loan, the Partnership was required to deposit approximately $99,000 into a Repair Escrow Fund in order to pay the costs of certain repairs on the property over the next twelve months.

In September 1997, the Partnership refinanced the mortgage indebtedness encumbering Oak Run Apartments. The total indebtedness refinanced was approximately $10,132,000. The new indebtedness, in the principal amount of $10,600,000, carries a stated interest rate of 7.36% per annum and is being amortized over 30 years, with a balloon payment due October 1, 2004. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note and a participating note held by a former lender. As a result of the refinancing, the Partnership recognized a net gain of approximately $108,000 upon extinguishment of the debt. This gain is due to the write-off of $133,000 in unamortized loan costs and due to $241,000 in debt forgiveness as a result of the participating note holder accepting a reduced pay-off. In order to obtain the new loan on Oak Run Apartments, the lender required that the property be conveyed to a single purpose entity. As a result, the property was conveyed from the Partnership to Oak Run, L.L.C., a South Carolina limited liability company. The Partnership is the sole owner of Oak Run, L.L.C.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of $19,509,000 is amortized over thirty years with balloon payments of $9,728,000 and $8,170,000 due in October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. A cash distribution of $743,000 was declared during the second quarter of 1998 and paid in July 1998. No cash distributions were made during the first nine months of 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest ("units") in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired an additional 5,260 units pursuant to this tender offer.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, results of operations or liquidity of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits required by Item 601 of Regulation S-B:

           Refer to Exhibit Index in this report.

       b)  Reports on Form 8-K filed during the third quarter of 1998:

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



                               CENTURY PROPERTIES FUND XVIII


                               By:  FOX PARTNERS,
                                    Its General Partner


                               By:  Fox Capital Management Corporation,
                                    Its Managing General Partner


                               By:  /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President


                               By:  /s/ Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)


                               Date:  November 12, 1998



                                 EXHIBIT INDEX


S-K Reference
   Number         Description

   10.1 Multi-Family Note between Century Properties Fund XVIII, L.P., a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, dated August 24, 1998,.

   27          Financial Data Schedule