Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XVIII
filed 1999-03-30
CIK 704271

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31965, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period from           to

                         Commission file number 0-11934

                         CENTURY PROPERTIES FUND XVIII
                (Name of small business insurer in its charter)

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

                                 (864) 239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $ 4,893,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982, as a California limited partnership under the Uniform Limited
Partnership Act of the California Corporations Code.   Fox Partners, a
California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida Corporation, is the Managing General Partner of FRI. The Managing General Partner and NPI equity are subsidiaries of Apartment Management and Investment Company, a publicly traded real estate investment trust (See "Transfer of Control"). The Partnership agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

The principal business of the Registrant is to operate and hold real properties for investment. From February 1983 to September 1983, the Registrant offered and sold pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000. The net proceeds of this offering were used to acquire twelve income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984 and since then the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were sold or otherwise disposed. The Registrant continues to own and operate two remaining properties. See "Item 2. Description of Properties".

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Affiliates of the Managing General Partner, currently hold 26.941.5 Units representing approximately 35.92% of the total outstanding Units. These Units were acquired through private transactions and a December 17, 1997 tender offer. 21,513 Units were acquired on January 19, 1996 from Deforest Ventures I, L.P. ("Deforest"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates. An additional 5,259.5 Units were acquired on January 30, 1998 at a price of $75 per Unit pursuant to the December 1997 tender offer. The remaining Units were acquired through private transactions. As a result of its ownership of approximately 35.92% of the Units, these affiliates could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, these affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Deforest from whom one of the affiliates acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 units it had acquired: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the partnership.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. Property Management services were performed at the Partnership's properties by an affiliate of the Managing General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                          Date of
Property                  Purchase    Type of Ownership             Use

Overlook Point Apartments  07/83   Fee ownership subject to  Residential rental
Salt Lake City, Utah                first mortgage               304 units

Oak Run Apartments         11/83   Fee ownership subject to  Residential rental
 Dallas, Texas                      first mortgage (1)           420 units


(1) The property is held by a limited liability company in which the Registrant is the sole owner.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.



                          Carrying Accumulated                       Federal

        Property           Value   Depreciation   Rate   Method     Tax Basis

                             (in thousands)                      (in thousands)


Overlook Point Apartments $ 10,253   $ 4,684    5-30 yrs   (1)       $6,387

Oak Run Apartments          16,890     5,789    5-30 yrs   (1)        1,802

                          $ 27,143   $10,473                         $8,189


(1) Straight-line.

See "Note A" of the "Notes to Consolidated Financial Statements" included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                 Principal

                           Balance At   Stated                        Balance

                          December 31, Interest  Period   Maturity    Due At

        Property              1998       Rate   Amortized   Date   Maturity (1)


Overlook Point Apartments   $ 8,975      6.33%  30 years  09/2005    $ 8,127

Oak Run Apartments           10,482      7.36%  30 years  10/2004      9,728


                            $19,457                                  $17,855


(1) See Item 7, Financial Statements "Note C" for information with respect to the Registrant's ability to prepay these loans and other more specific details as to the terms of the loans.

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific property collateralizing each loan.

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

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                    Average Annual            Average

                                     Rental Rates            Occupancy

          Property                1998          1997       1998     1997


Overlook Point Apartments     $ 7,296/unit  $ 7,125/unit    93%      93%

Oak Run Apartments              6,805/unit    6,454/unit    92%      96%


The decrease in occupancy at Oak Run Apartments is a result of a surplus of newer properties in the immediate submarket.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties is are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                           1998                1998

                                          Billing              Rate

                                      (in thousands)


Overlook Point Apartments                  $  87               1.27%

Oak Run Apartments                           349               2.54%


CAPITAL IMPROVEMENTS:

During 1998, the Partnership spent $152,000 on capital improvements at Overlook Point, primarily consisting of tennis court additions, carpet replacements and other building improvements in an effort to increase the property's curb appeal. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that the property requires approximately $293,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $364,000 for 1999 at this property, which includes parking lot improvements, roof and flooring replacements and structural repairs.

During 1998, the Partnership spent $132,000 on capital improvements at Oak Run Apartments, primarily consisting of balcony repairs, carpet replacements and equipment additions. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that the property requires approximately $125,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $316,000 for 1999 at this property, which consists primarily of parking lot improvements, structural repairs, interior decoration and carpet replacement.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership currently has 75,000 units outstanding held by 4,816 Limited Partners of record. Affiliates of the Managing General Partner owned 26,941.5 or 35.922% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1998 and 1997, distributions of $1,593,000 ($21.03 per limited partnership unit) and $650,000, ($8.57 per limited partnership unit) respectively, were paid from surplus cash. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's year-end a distribution from surplus cash of $750,000 ($9.91 per limited partnership unit) was paid during January 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998 was $442,000 as compared to $565,000 for the year ended December 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The decrease in net income is primarily attributable to the extraordinary gain on extinguishment of debt from the Oak Run refinancing which was recognized in 1997 as discussed below.

Revenues of the Registrant remained relatively constant for the comparable periods as an increase in rental income was offset by a decrease in other income. Despite a decrease in average occupancy at Oak Run Apartments, rental income increased due to an increase in average annual rental rates. Other income decreased due to the decrease in income from corporate units and deposit forfeitures at Overlook Point Apartments. A Company that was relocating used the apartment complex for short term, temporary housing during 1997.

Total expenses of the Registrant for the year ended December 31, 1998 also remained relatively constant to the same period last year as a decrease in operating expense was significantly offset by increases in interest and property tax expense. Operating expense decreased as a result of major landscaping projects that were performed at both investment properties as well as interior building improvements at which were made at Oak Run in 1997. Interest expense increased as the result of the refinancing of Overlook Point Apartments in August 1998, which increased the outstanding debt. Property tax expense increased due to an increase in the assessed value of Oak Run Apartments, which was partially offset by a slight decrease in its tax rate.

General and administrative and depreciation expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,477,000 as compared to approximately $2,025,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $494,000 of cash used in investing activities and $857,000 of cash used in financing activities which was offset by $803,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of monthly payments of principal made on the mortgages encumbering the Partnership's properties, repayment of mortgage principal to extinguish debt and partner distributions, offset by proceeds from refinancing the mortgage debt. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Partnership has budgeted, but is not limited to approximately $680,000 in capital improvements for the Partnership's properties in 1999. Capital improvements include parking lot improvements, roof and flooring replacements and structural repairs at Overlook Point and parking lot improvements, structural repairs, interior decoration and carpet replacement at Oak Run Apartments. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $19,457,000 is amortized over thirty years with balloon payments of $8,127,000 and $9,728,000 due on October 2004, and September 2005,
respectively. The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions from surplus cash of approximately $1,593,000 ($21.03 per limited partnership unit) and $650,000 ($7.57 per limited partnership unit) were made during the year ended December 31, 1998 and 1997, respectively. During the first quarter of 1999, the Partnership made a distribution of $750,000 ($9.91 per limited partnership unit) from surplus cash. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced tender a offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired an additional 5,259.5 Units at $70.00 per Unit pursuant to this tender offer.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.   FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Reports

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended
   December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements




To the Partners
Century Properties Fund XVIII

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 1998, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                     /s/Ernst & Young LLP

Greenville, South Carolina
March 3, 1999





To the Partners
Century Properties Fund XVIII
Greenville, South Carolina
                          Independent Auditors' Report



We have audited the accompanying consolidated statements of operations, changes in partners' (deficit) capital and cash flows of Century Properties Fund XVIII (a limited partnership) (the "Partnership") and its subsidiary for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Century Properties Fund XVIII and its subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                     /s/ Imowitz Koenig & Co., LLP
                                     Certified Public Accountants

New York, N.Y.
January 23, 1998





                         CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1998



Assets

  Cash and cash equivalents                                       $  1,477

  Receivables and deposits                                             501

  Restricted escrows                                                   241

  Other assets                                                         403

  Investment properties (Notes C and F)

    Land                                            $  7,296

    Buildings and related personal property           19,847

                                                      27,143

    Less accumulated depreciation                    (10,473)       16,670

                                                                  $ 19,292


Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                $     21

  Other liabilities                                                    177

  Accrued property taxes                                               348

  Tenant security deposit liabilities                                   86

  Mortgage notes payable (Notes C and F)                            19,457


Partners' (Deficit) Capital

  General partner                                   $ (6,334)

  Limited partners (75,000 units issued

    and outstanding)                                   5,537          (797)

                                                                  $ 19,292


          See Accompanying Notes to Consolidated Financial Statements





                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,

                                                         1998          1997

Revenues:

   Rental income                                       $  4,616      $  4,558

   Other income                                             277           333

         Total revenues                                   4,893         4,891


Expenses:

   Operating                                              1,644         1,752

   General and administrative                               208           209

   Depreciation                                             696           687

   Interest                                               1,469         1,395

   Property tax                                             434           391


         Total expenses                                   4,451         4,434


Income before extraordinary item                            442           457

Extraordinary item - gain on extinguishment

 of debt (Note C)                                            --           108



         Net income                                    $    442      $    565


Net income allocated to general partner (9.9%)         $     44      $     56


Net income allocated to limited partners (90.1%)            398           509


         Net income                                    $    442      $    565


Per limited partnership unit:


 Income before extraordinary item                      $   5.31      $   5.49

 Extraordinary item                                          --          1.30

         Net income                                    $   5.31      $   6.79


Surplus distributions per limited partnership unit     $  21.03      $   8.57


          See Accompanying Notes to Consolidated Financial Statements




                         CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)




                                 Limited

                               Partnership     General     Limited

                                  Units        Partner     Partners     Total


Original capital contributions    75,000     $     --      $ 75,000    $ 75,000


Partners' (deficit) capital at

  December 31, 1996               75,000     $ (6,411)     $  6,850    $    439


Distributions to partners             --           (7)         (643)       (650)


Net income for the year ended

  December 31, 1997                   --           56           509         565


Partners' (deficit) capital at

  December 31, 1997               75,000       (6,362)        6,716         354


Distributions to partners             --          (16)       (1,577)     (1,593)


Net income for the year ended

  December 31, 1998                   --           44           398         442


Partners' (deficit) capital at

  December 31, 1998               75,000     $ (6,334)     $  5,537    $   (797)


          See Accompanying Notes to Consolidated Financial Statements





                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                        1998         1997

Cash flows from operating activities:

  Net income                                             $   442     $   565

  Adjustments to reconcile net income to

   net cash provided by operating

    activities:

  Depreciation                                               696         687

  Amortization of loan costs                                  43          41

  Extraordinary item - gain on extinguishment of debt         --        (108)

  Interest added to note payable principal                    --          23

  Change in accounts:

    Receivables and deposits                                (397)        311

    Other assets                                              (9)         (8)

    Accounts payable                                         (41)        (12)

    Other liabilities                                         10          50

    Accrued property taxes                                    53           5

    Tenant security deposit liabilities                        6         (30)


      Net cash provided by

        operating activities                                 803       1,524


Cash flows (used in) provided by investing activities:

 Property improvements and replacements                    (284)       (158)

 Net (deposits to) receipts from restricted escrows        (210)        201


      Net cash (used in) provided by

        investing activities                               (494)         43


Cash flows used in financing activities:

 Proceeds from mortgage note payable                      9,000      10,600

 Repayment of mortgage notes payable                     (7,907)    (10,155)

 Loan costs paid                                           (171)       (244)

 Payments on mortgage notes payable                        (186)       (352)

 Distributions to partners                               (1,593)       (650)


      Net cash used in financing activities                (857)       (801)


Net (decrease) increase in cash and cash equivalents       (548)        766


Cash and cash equivalents at beginning of year            2,025       1,259


Cash and cash equivalents at end of year                $ 1,477     $ 2,025


Supplemental disclosure of cash flow information:

 Cash paid for interest                                 $ 1,433     $ 1,266


Supplemental disclosure of non-cash financing

  activities:

 Accrued interest added to mortgage note payable        $    --     $    23

  balance


          See Accompanying Notes to Consolidated Financial Statements





                         CENTURY PROPERTIES FUND XVIII
                   Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"). See "Note B _ Transfer of Control". As of December 31, 1998, the Partnership operates two residential apartment complexes located in Texas and Utah. The partnership agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

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

Cash from sales or other dispositions, or refinancing and working capital reserves are distributed 99% to the Limited Partnership Unit Holders and 1% to the General Partner, until: (i) each Limited Partnership Unit Holder receives an amount which equals the total of their original invested capital contributed in exchange for his Limited Partnership Units and (ii) a sum equal to 8% per year, as determined on a cumulative, non-compounded basis, on the Adjusted Invested Capital, as adjusted from time to time, of such Limited Partnership Unit Holder, calculated from the first day of the month in which he was admitted as a Limited Partner. Thereafter, the General Partner will receive 15% of any additional cash from sales or refinancing and working capital reserve available for distribution and, finally, the remainder of such being allocated 99% to the Limited Partnership Unit Holders and 1% to the General Partner. Upon sale of all properties and termination of the Partnership, the General Partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs:

Loan costs of $452,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1998, accumulated amortization is $51,000. Amortization of loan costs is included in interest expense in the accompanying statement of operations.

Investment Properties:

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Fair Value of Financial Instruments:

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

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for detailed disclosure about the Registrant's segments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $92,000 and $79,000 for the years ended December 31, 1998 and 1997 were charged to operating expense.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                           Principal    Monthly                      Principal

                           Balance At   Payment   Stated              Balance

                          December 31, Including Interest Maturity    Due At

Property                      1998     Interest    Rate     Date     Maturity

                              (in thousands)                      (in thousands)


Overlook Point Apartments   $ 8,975        $ 56   6.33%   09/2005    $ 8,127

Oak Run Apartments           10,482          73   7.36%   10/2004      9,728


                            $19,457        $129                      $17,855


Scheduled principal payments on mortgage notes payable subsequent to December 31, 1998 are as follows (in thousands):


                 1999                    $   215

                 2000                        230



                 2001                        246

                 2002                        264

                 2003                        283

              Thereafter                  18,219

                                         $19,457


All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific property collateralizing each loan.

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

NOTE D - INCOME TAXES

Differences between the net income as reported and Federal taxable income (loss) result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income and Federal taxable income (loss):


                                      1998           1997

                                        (in thousands)


Net income as reported             $  442         $  565

Add (deduct):

 Depreciation differences              20             98

 Other                                103           (887)


Federal taxable income (loss)      $  565         $ (224)


Federal taxable income (loss)

 per limited partnership unit      $ 6.79         $(2.69)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):


                                              1998


Net liabilities as reported                 $  (797)

Land and buildings                            1,195

Accumulated depreciation                     (9,676)

Syndication and distribution costs            9,592

Prepaid rent                                    103

Other                                            37


Net assets - Federal tax basis               $  454


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                           1998        1997

                                                           (in thousands)

  Property management fees (included in operating

    expenses)                                            $ 244       $ 242

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties) (1)                                        148         134


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $2,000 and $3,000, respectively, in reimbursements for construction oversight costs. As well, approximately $18,000 and $27,000 in loan costs were paid for the year ended December 31, 1998 and 1997, respectively. These costs have been capitalized and are being amortized over the term of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive compensation for providing property management services. The Registrant paid to such affiliates $244,000 and $242,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $148,000 and $134,000 for the years ended December 31, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired an additional 5,259.5 units pursuant to this tender offer.

Affiliates of the Managing General Partner, currently hold 26.941.5 Units representing approximately 35.92% of the total outstanding Units. As a result of its ownership, these affiliates could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, these affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However with respect to 21,513 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                                  Initial Cost

                                                 To Partnership

                                                 (in thousands)

                                                                    Cost

                                                  Buildings      Capitalized

                                                 and Related      (Removed)

                                                  Personal      Subsequent to

Description               Encumbrances  Land      Property       Acquisition


Overlook Point Apartments  $   8,975   $ 1,082  $   8,225       $     946

Oak Run Apartments            10,482     6,218      8,713           1,959


Total                      $  19,457   $ 7,300  $  16,938       $   2,905







                                   Gross Amount at Which Carried

                                       At December 31, 1998


                                   Buildings

                                  And Related                            Year

                                    Personal            Accumulated       of         Date   Depreciable

Description                Land     Property    Total  Depreciation  Construction  Acquired Life-Years

                                        (in thousands)


Overlook Point Apartments $1,078   $   9,175   $10,253   $ 4,684         1984        7/83    5-30 yrs


Oak Run Apartments         6,218      10,672    16,890     5,789         1979       11/83    5-30 yrs


Total                     $7,296   $  19,847   $27,143   $10,473




Reconciliation of "Investment Properties and Accumulated Depreciation":


                                    Years Ended December 31,

                                      1998            1997

                                         (in thousands)

Investment Properties

Balance at beginning of year     $   26,859      $   26,701

 Property Improvements                  284             158


Balance at end of year           $   27,143      $   26,859


                                    Years Ended December 31,

                                      1998            1997

                                         (in thousands)

Accumulated Depreciation


Balance at beginning of year      $   9,777       $   9,090

 Additions charged to expense           696             687


Balance at end of year            $  10,473       $   9,777



The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, are $28,338,000 and $28,054,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is $20,149,000 and $19,473,000, respectively.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, Disclosures about Segment of an Enterprise and Related Information, Century Properties Fund XVIII has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Salt Lake City, Utah and Dallas, Texas. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.


                   1998                  Residential  Other    Totals
 Rental income                            $   4,616   $    -   $ 4,616
 Other income                                   208       69       277
 Interest expense                             1,469        -     1,469
 Depreciation                                   696        -       696
 General and administrative expense               -      208       208
 Segment profit (loss)                          581     (139)      442
 Total assets                                18,110    1,182    19,292
 Capital expenditures                           284        -       284

                   1997                  Residential  Other    Totals
 Rental income                            $   4,558   $    -   $ 4,558
 Other income                                   265       68       333
 Interest expense                             1,395        -     1,395
 Depreciation                                   687        -       687
 General and administrative expense               -      209       209
 Extraordinary item - gain on
   extinguishment of debt                       108        -       108
 Segment profit (loss)                          706     (141)      565
 Total assets                                17,877    1,631    19,508
 Capital expenditures                           158        -       158


NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors Imowitz Koenig and Co., LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for calendar year ended December 31, 1997 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



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

The names and ages of, as well as the positions and offices held by, the executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                   Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1998.

            Name of                      Number
       Beneficial Owner                 Of Units               Percentage

Insignia Properties, L.P.
(an affiliate of AIMCO)                   21,682.0              29.909%
Madison River Properties, LLC
(an affiliate of AIMCO)                    5,259.5               7.013%

Madison River Properties, LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.

Affiliates of the Managing General Partner, currently hold 26.941.5 Units representing approximately 35.92% of the total outstanding Units. As a result of its ownership of approximately 35.92% of the Units, these affiliates could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, these affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However with respect to 21,513 units, such affiliates are required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 35.922% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                           1998        1997

                                                           (in thousands)

  Property management fees (included in operating

    expenses)                                            $ 244       $ 242

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties) (1)                                        148         134


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $2,000 and $3,000, respectively, in reimbursements for construction oversight costs. As well, approximately $18,000 and $27,000 in loan costs were paid for the year ended December 31, 1998 and 1997, respectively. These costs have been capitalized and are being amortized over the term of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive compensation for providing property management services. The Registrant paid to such affiliates $244,000 and $242,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $148,000 and $134,000 for the years ended December 31, 1998 and 1997, respectively.

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

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired an additional 5,259.5 units pursuant to this tender offer.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

     Current Report on Form 8-K dated November 10, 1998 and filed on November 16, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the registrant's Independent accountant.

     Current Report on Form 8-K dated and filed on December 9, 1998 on disclosing the engagement of Ernst & Young, LLP as the registrant's Independent Accountant.



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


                             CENTURY PROPERTIES FUND XVIII

                             By:   Fox Partners,
                                   Its General Partner

                              By:  Fox Capital Management Corporation,
                                   Its Managing General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting

                             Date: March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/Patrick J. Foye                      Date: March 30, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick                   Date: March 30, 1999
Timothy R. Garrick
Vice President - Accounting
and Director



                         CENTURY PROPERTIES FUND XVIII
                                 EXHIBIT INDEX



  Exhibit Number              Description of Exhibit

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

10.3 Multi-Family Note between Century Properties Fund XVIII, L.P., a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, dated August 24, 1998.

16 Letter dated November 11, 1998 from the Registrant's former Independent Auditor regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated November 10, 1998

27        Financial Data Schedule

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