Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XVIII
filed 1999-05-05
CIK 704271

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                        QUARTERLY OR TRANSITIONAL REPORT

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



a)
                         CENTURY PROPERTIES FUND XVIII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

Cash and cash equivalents                                     $  1,125

Receivables and deposits                                           238

Restricted escrows                                                 137

Other assets                                                       382

Investment properties:

Land                                             $  7,296

Buildings and related personal property            19,915

                                                   27,211

Less accumulated depreciation                     (10,640)      16,571

                                                              $ 18,453

Liabilities and Partners' Deficit

Liabilities

Accounts payable                                              $     21

Other liabilities                                                  180

Accrued property taxes                                             114

Tenant security deposit liabilities                                 81

Mortgage notes payable                                          19,405

Partners' (Deficit) Capital

General partner                                  $ (6,321)

Limited partners (75,000 units issued

and outstanding)                                    4,973       (1,348)

                                                              $ 18,453


          See Accompanying Notes to Consolidated Financial Statements

b)
                         CENTURY PROPERTIES FUND XVIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                   Three Months Ended

                                                       March 31,

                                                    1999        1998

Revenues:

  Rental income                                   $ 1,207     $ 1,147

  Other income                                         65          71

    Total revenues                                  1,272       1,218

Expenses:

  Operating                                           384         384

  General and administrative                           55          59

  Depreciation                                        167         171

  Interest                                            349         368

  Property tax                                        118         102

    Total expenses                                  1,073       1,084

      Net income                                  $   199     $   134


Net income allocated to general partner (9.9%)    $    20     $    13

Net income allocated to limited partners (90.1%)      179         121


      Net income                                  $   199     $   134


Net income per limited partnership unit           $  2.39     $  1.61


Distributions per limited partnership unit        $  9.91     $    --


          See Accompanying Notes to Consolidated Financial Statements

c)
                         CENTURY PROPERTIES FUND XVIII

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General    Limited

                                  Units     Partner   Partners     Total


Original capital contributions  75,000      $    --    $75,000    $75,000


Partners' (deficit) capital

 at December 31, 1998           75,000      $(6,334)   $ 5,537    $  (797)


Distributions to partners           --           (7)      (743)      (750)


Net income for the three

months ended March 31, 1999         --           20        179        199


Partners' (deficit) capital

 at March 31, 1999              75,000      $(6,321)   $ 4,973    $(1,348)


          See Accompanying Notes to Consolidated Financial Statements

d)
                         CENTURY PROPERTIES FUND XVIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Three Months Ended

                                                          March 31,

                                                       1999        1998

Cash flows from operating activities:

 Net income                                          $  199       $  134

 Adjustments to reconcile net income to net

   cash provided by operating activities:

   Depreciation                                         167          171

   Amortization of loan costs                            14           10

   Change in accounts:

      Receivables and deposits                          263          (46)

      Other assets                                        7           11

      Accounts payable                                   --           45

      Other liabilities                                   3           (8)

      Accrued property taxes                           (234)        (194)

      Tenant security deposit liabilities                (5)          (4)


        Net cash provided by operating activities       414          119


Cash flows from investing activities:

  Property improvements and replacements                (68)        (109)

  Net receipts from (deposits to) restricted            104          (27)
        escrows


         Net cash provided by (used in) investing

           activities                                    36         (136)


Cash flows used in financing activities:

  Distributions to partners                            (750)          --

  Payments on mortgage notes payable                    (52)         (46)

         Net cash used in financing activities         (802)         (46)


Net decrease in cash and cash equivalents              (352)         (63)


Cash and cash equivalents at beginning of period      1,477        2,025

Cash and cash equivalents at end of period           $1,125       $1,962


Supplemental disclosure of cash flow information:

  Cash paid for interest                             $  335       $  359


          See Accompanying Notes to Consolidated Financial Statements



e)
                         CENTURY PROPERTIES FUND XVIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI") and Fox Partners 82. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned subsidiary.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 1999 and 1998:


                                                        Three months Ended
                                                             March 31,

                                                        1999          1998

                                                          (in thousands)

  Property management fees (included in operating

    expenses)                                           $ 63          $ 60

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties) (1)                                       31            35


(1) Included in "reimbursements for services of affiliates" for the three months ended March 31, 1998, is approximately $1,000 in reimbursements for construction oversight costs. There were no such costs for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive compensation for providing property management services. The Registrant paid to such affiliates $63,000 and $60,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $31,000 and $35,000 for the three months ended March 31, 1999 and 1998, respectively.

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired 5,259.5 units pursuant to this tender offer.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes in Salt Lake City, Utah and Dallas, Texas. The Partnership rents apartment units to tenants for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other        Totals
Rental income                        $ 1,207      $    --      $ 1,207
Other income                              56            9           65
Interest expense                         349           --          349
Depreciation                             167           --          167
General and administrative expense        --           55           55
Segment profit (loss)                    245          (46)         199
Total assets                          17,740          713       18,453
Capital expenditures                      68           --           68

                1998                  Residential     Other       Totals
Rental income                        $ 1,147      $    --      $ 1,147
Other income                              47           24           71
Interest expense                         368           --          368
Depreciation                             171           --          171
General and administrative expense        --           59           59
Segment profit (loss)                    169          (35)         134
Total assets                          17,654        1,781       19,435
Capital expenditures                     109           --          109

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                       Average Occupancy

Property                                1999        1998

Oak Run Apartments

  Dallas, Texas                         94%          94%

Overlook Point Apartments

  Salt Lake City, Utah                  95%          93%



Results of Operations

The Partnership's net income for the three months ended March 31, 1999 was $199,000 as compared to $134,000 for the same period in 1998. The increase in net income is primarily due to an increase in total revenues together with a slight decrease in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of an increase in average annual rental rates at both investment properties and an increase in average occupancy at Overlook Point Apartments.

Total expenses decreased slightly due to a decrease in interest expense, which was partially offset by an increase in property tax expense. Interest expense decreased as the result of refinancing the mortgage encumbering Overlook Point Apartments in August 1998, which decreased the interest rate on the debt. Property tax expense increased due to an increase in the assessed value of Oak Run Apartments. All other expenses remained relatively constant.

Included in general and administrative expense at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,125,000 as compared to approximately $1,962,000 at March 31, 1998. Cash and cash equivalents decreased approximately $352,000 for the three month period ended March 31, 1999, from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due primarily to $802,000 of cash used in financing activities and was partially offset by $414,000 of cash provided by operating activities and $36,000 of cash provided by investing activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash provided by investing activities consisted of net receipts from restricted escrows maintained by the mortgage lender and was partially offset by capital improvements. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Overlook Point:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that Overlook Point requires approximately $293,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $364,000 for 1999 at this property, which includes parking lot improvements, roof and flooring replacements and structural repairs. As of March 31, 1999, the Partnership spent approximately $40,000 on capital improvements at Overlook Point, primarily consisting of flooring replacement, interior decorating, building improvements, swimming pool and parking lot repairs, air conditioning upgrades and appliance replacements. These improvements were funded from cash flow and replacement reserves.

Oak Run Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that Oak Run Apartments requires approximately $125,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $316,000 for 1999 at this property, which consists primarily of parking lot improvements, structural repairs, interior decorating and carpet replacement. As of March 31, 1999, the Partnership spent approximately $28,000 on capital improvements at Oak Run Apartments, primarily consisting of interior decorating and flooring and appliance replacement. These improvements were funded from cash flow and replacement reserves.

The additional capital improvements planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $19,405,000 is amortized over thirty years with balloon payments of $8,127,000 and $9,728,000 due on October 2004, and September 2005,
respectively. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Registrant made a cash distribution of approximately $750,000 ($9.91 per limited partnership unit) from surplus cash during the three months ended March 31, 1999. No distributions were paid during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

On December 17, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership, at $70.00 per Unit, net to the seller in cash. On January 30, 1998, the Purchaser acquired 5,259.5 Units at $70.00 per Unit pursuant to this tender offer.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 35.922% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:



          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K filed during the first quarter of 1999:

          None.



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


                              CENTURY PROPERTIES FUND XVIII

                              By:  Fox Partners,
                                   Its General Partner

                              By:  Fox Capital Management Corporation,
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting


                              Date: May 4, 1999