Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XVIII
filed 1999-08-09
CIK 704271

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


                  For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



a)
                         CENTURY PROPERTIES FUND XVIII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                   $  1,168

  Receivables and deposits                                         358

  Restricted escrows                                               165

  Other assets                                                     384

  Investment properties:

     Land                                        $  7,296

     Buildings and related personal property       20,089

                                                   27,385

     Less accumulated depreciation                (10,826)      16,559

                                                              $ 18,634

Liabilities and Partners' (Deficit) Capital

Liabilities

     Accounts payable                                         $     20

     Other liabilities                                             190

     Accrued property taxes                                        229

     Tenant security deposit liabilities                            74

     Mortgage notes payable                                     19,351

Partners' (Deficit) Capital

     General partner                             $ (6,310)

     Limited partners (75,000 units issued

       and outstanding)                             5,080       (1,230)

                                                              $ 18,634


          See Accompanying Notes to Consolidated Financial Statements
b)
                         CENTURY PROPERTIES FUND XVIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                               Three Months Ended       Six Months Ended

                                    June 30,                June 30,

                                1999        1998        1999        1998

Revenues:

 Rental income                $ 1,202     $ 1,137     $ 2,409     $ 2,284

 Other income                      57          69         122         140

    Total revenues              1,259       1,206       2,531       2,424

Expenses:

 Operating                        395         399         779         783

 General and administrative        94          48         149         107

 Depreciation                     186         174         353         345

 Interest                         352         367         701         735

 Property tax                     114          97         232         199

    Total expenses              1,141       1,085       2,214       2,169


Net income                    $   118     $   121     $   317     $   255


Net income allocated to

 general partner (9.9%)       $    11     $    12     $    31     $    25


Net income allocated to

 limited partners (90.1%)         107         109         286         230

                              $   118     $   121     $   317     $   255

Net income per limited

 partnership unit             $  1.42     $  1.45     $  3.81     $  3.07

Distributions per limited

 partnership unit             $    --     $  9.81     $  9.91     $  9.81


          See Accompanying Notes to Consolidated Financial Statements
c)
                         CENTURY PROPERTIES FUND XVIII

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General     Limited

                                   Units       Partner    Partners      Total


Original capital contributions    75,000       $    --     $75,000     $75,000


Partners' (deficit) capital

 at December 31, 1998             75,000       $(6,334)    $ 5,537     $  (797)


Distributions to partners             --            (7)       (743)       (750)


Net income for the six

months ended June 30, 1999            --            31         286         317


Partners' (deficit) capital

 at June 30, 1999                 75,000       $(6,310)    $ 5,080     $(1,230)


          See Accompanying Notes to Consolidated Financial Statements
d)
                         CENTURY PROPERTIES FUND XVIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                           1999       1998

Cash flows from operating activities:

 Net income                                               $  317     $  255

 Adjustments to reconcile net income to net

   cash provided by operating activities:

   Depreciation                                              353        345

   Amortization of loan costs                                 33         18

   Change in accounts:

     Receivables and deposits                                143       (157)

     Other assets                                            (14)        14

     Accounts payable                                         (1)       (13)

     Other liabilities                                        13        (11)

     Accrued property taxes                                 (119)       (95)

     Tenant security deposit liabilities                     (12)        (6)

       Net cash provided by operating activities             713        350

Cash flows from investing activities:

 Property improvements and replacements                     (242)      (174)

 Net withdrawals from (deposits to) restricted escrows        76        (80)

      Net cash used in investing activities                 (166)      (254)

Cash flows from financing activities:

  Distributions to partners                                 (750)        --

  Payments on mortgage notes payable                        (106)       (93)

Net cash used in financing activities                       (856)       (93)

Net (decrease) increase in cash and cash equivalents        (309)         3

Cash and cash equivalents at beginning of period           1,477      2,025

Cash and cash equivalents at end of period                $1,168     $2,028

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  668     $  717

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Distribution payable was adjusted approximately $743,000 at June 30, 1998 in connection with the July 1998 distribution payment to the partners.

          See Accompanying Notes to Consolidated Financial Statements



e)
                         CENTURY PROPERTIES FUND XVIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI") and Fox Partners 82. The Managing General Partner as well as the managing general partner of FRI is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned subsidiary.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner and the managing general partner of FRI. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                        1999          1998

                                                          (in thousands)

  Property management fees (included in operating

    expenses)                                           $ 127         $ 120

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties)                                            63            67

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $127,000 and $120,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $67,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these costs is approximately $6,000 and $2,000 in reimbursements for construction oversight costs for the six months ended June 30, 1999 and 1998, respectively.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 21,747.56 (29.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 894.00 units. As a result, AIMCO and its affiliates currently own 27,835.50 units of limited partnership interest in the Partnership representing 37.11% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes in Salt Lake City, Utah and Dallas, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                   Residential     Other        Totals
Rental income                            $ 2,409      $    --      $ 2,409
Other income                                 106           16          122
Interest expense                             701           --          701
Depreciation                                 353           --          353
General and administrative expense            --          149          149
Segment profit (loss)                        450         (133)         317
Total assets                              17,999          635       18,634
Capital expenditures                         242           --          242


                  1998                   Residential     Other        Totals
Rental income                            $ 2,284      $    --      $ 2,284
Other income                                  96           44          140
Interest expense                             735           --          735
Depreciation                                 345           --          345
General and administrative expense            --          107          107
Segment profit (loss)                        318          (63)         255
Total assets                              17,655        1,890       19,545
Capital expenditures                         174           --          174

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                      Average Occupancy

Property                                1999        1998

Oak Run Apartments

  Dallas, Texas                         92%          92%

Overlook Point Apartments

  Salt Lake City, Utah                  96%          93%

The Managing General Partner attributes the increase in occupancy at Overlook Point Apartments to more aggressive marketing efforts.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999 was approximately $317,000 as compared to approximately $255,000 for the same period in 1998. The Partnership's net income for the three months ended
June 30, 1999 was approximately $118,000 as compared to approximately
$121,000 for the same period in 1998. The increase in net income for the six months ended June 30, 1999 from the corresponding period in 1998 was due an increase in total revenues, which was partially offset by an increase in total expenses. Net income for the three months ended June 30, 1999 decreased slightly over the corresponding period in 1998 primarily due to an increase in total expenses, which was more than offset by an increase in total revenues. Total revenues increased for both periods primarily due to an increase in rental income. The increase in rental income is attributable to an increase in average annual rental rates at both investment properties and an increase in average occupancy at Overlook Point Apartments.

Total expenses increased primarily due to an increase in general and administrative and property tax expenses, which was partially offset by a decrease in interest expense. General and administrative expenses increased primarily due to the first time payment of a Corporation Franchise Tax to the state of Texas by Oak Run, LLC, a limited liability corporation wholly-owned by the Partnership. In addition, legal costs increased due to the settlement of the Everest Case in the first quarter of 1999. Property tax expense increased due to an increase in the assessment value of Oak Run Apartments. Interest expense decreased as the result of refinancing the mortgage encumbering Overlook Point Apartments in August 1998, which decreased the interest rate on the debt. All other expense items remained relatively constant for the comparable periods.

Included in general and administrative expense at both June 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,168,000 as compared to approximately $2,028,000 at June 30, 1998. Cash and cash equivalents decreased approximately $309,000 for the six month period ended June 30, 1999 from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due primarily to approximately $856,000 of cash used in financing activities and approximately $166,000 of cash used in investing activities, which more than offset approximately $713,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of capital improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

Overlook Point:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that Overlook Point requires approximately $293,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $364,000 for 1999 at this property, which include certain of the required capital improvements and consist of parking lot improvements, roof and flooring replacements and structural repairs. As of June 30, 1999, the Partnership has spent approximately $116,000 on capital improvements at Overlook Point, primarily consisting of flooring replacement, landscaping, roof repairs, interior decorating, building improvements, swimming pool and parking lot repairs, air conditioning upgrades and appliance replacements. These improvements were funded from cash flow and replacement reserves.

Oak Run Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that Oak Run Apartments requires approximately $125,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $316,000 for 1999 at this property, which include certain of the required capital improvements and consist primarily of parking lot improvements, structural repairs, interior decorating and carpet replacement. As of June 30, 1999, the Partnership has spent approximately $126,000 on capital improvements at Oak Run Apartments, primarily consisting of painting, interior decorating, swimming pool repairs and flooring, drapery and appliance replacement. These improvements were funded from cash flow and replacement reserves.

The additional capital improvements planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $19,351,000 is amortized over thirty years with balloon payments of $8,127,000 and $9,728,000 due on October 2004, and September 2005,
respectively. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Registrant made a cash distribution of approximately $750,000 from surplus funds, of which approximately $743,000 was paid to limited partners ($9.91 per limited partnership unit) during the six months ended June 30, 1999. A cash distribution of approximately $743,000 was declared during the second quarter of 1998 and paid from surplus fund in July 1998, of which approximately $736,000 was paid to limited partners ($9.81 per limited partnership unit). Subsequent to the quarter ended June 30, 1999, the Managing General Partner approved and paid a distribution of approximately $450,000 from surplus funds, of which approximately $446,000 was paid to limited partners ($5.95 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 21,747.56 (29.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 894.00 units. As a result, AIMCO and its affiliates currently own 27,835.50 units of limited partnership interest in the Partnership representing 37.11% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

     b) Reports on filed Form 8-K: None during the quarter ended June 30, 1999.



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


                                   CENTURY PROPERTIES FUND XVIII

                                   By:       Fox Partners,
                                             Its General Partner

                                   By: Fox Capital Management Corporation, Its Managing General Partner


                                   By:       /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                   By:       /s/ Carla R. Stoner
                                             Carla R. Stoner
                                             Senior Vice President
                                             Finance and Administration

                                   Date:     August 6, 1999