Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XVIII
filed 1999-11-12
CIK 704271

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                            $    832
Receivables and deposits                                                  456
Restricted escrows                                                        193
Other assets                                                              381
Investment properties:
Land                                                     $   7,296
Buildings and related personal property                     20,248
                                                            27,544
   Less accumulated depreciation                           (11,010)    16,534
                                                                     $ 18,396
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                     $     18
Distributions payable                                                     420
Other liabilities                                                         176
Accrued property taxes                                                    343
Tenant security deposit liabilities                                        75
Mortgage notes payable                                                 19,297
Partners' (Deficit) Capital:
General partners                                         $ (6,302)
Limited partners (75,000 units issued and
outstanding)                                                4,369      (1,933)
                                                                     $ 18,396

          See Accompanying Notes to Consolidated Financial Statements


b)

                         CENTURY PROPERTIES FUND XVIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    1999        1998       1999        1998
Revenues:
Rental income                     $ 1,174     $ 1,143     $ 3,583    $ 3,427
Other income                           73          71         195        211
Total revenues                      1,247       1,214       3,778      3,638

Expenses:
Operating                             383         426       1,162      1,209
General and administrative             47          53         196        160
Depreciation                          184         176         537        521
Interest                              352         347       1,053      1,082
Property tax                          114         100         346        299
Total expenses                      1,080       1,102       3,294      3,271

Net income                        $   167     $   112     $   484    $   367

Net income allocated
to general partners (9.9%)         $   17     $    11     $    48    $    36

Net income allocated
to limited partners (90.1%)           150         101         436        331
                                  $   167     $   112     $   484    $   367
Net income per limited
   partnership unit               $  2.00     $  1.34     $  5.81    $  4.41

Distributions per limited
   partnership unit               $ 11.47     $  9.81     $ 21.38    $  9.81

          See Accompanying Notes to Consolidated Financial Statements


c)

                         CENTURY PROPERTIES FUND XVIII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General     Limited
                                   Units      Partners   Partners     Total

Original capital contributions     75,000     $    --     $75,000     $75,000

Partners' (deficit) capital
at December 31, 1998               75,000     $(6,334)    $ 5,537     $  (797)

Distribution to partners              --          (16)     (1,604)     (1,620)

Net income for the nine months
ended September 30, 1999              --           48         436         484

Partners' (deficit) capital
at September 30, 1999              75,000     $(6,302)    $ 4,369     $(1,933)


          See Accompanying Notes to Consolidated Financial Statements


d)
                         CENTURY PROPERTIES FUND XVIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1999        1998
Cash flows from operating activities:
Net income                                                $   484     $   367
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                  537         521
Amortization of loan costs                                     52          27
   Change in accounts:
Receivables and deposits                                       45        (375)
Other assets                                                  (30)         (6)
Accounts payable                                               (3)        (15)
Other liabilities                                              (1)         (1)
Accrued property taxes                                         (5)          5
Tenant security deposit liabilities                           (11)         --
Net cash provided by operating activities                   1,068         523
Cash flows from investing activities:
Property improvements and replacements                       (401)       (248)
Net withdrawals from (deposits to) restricted escrows          48        (181)
Net cash used in investing activities                        (353)       (429)
Cash flows from financing activities:
Proceeds from mortgage note payable                            --       9,000
Repayment of mortgage note payable                             --      (7,907)
Loan costs paid                                                --        (243)
Distributions to partners                                  (1,200)       (743)
Payments on mortgage notes payable                           (160)       (134)
Net cash used in financing activities                      (1,360)        (27)

Net (decrease) increase in cash and cash equivalents         (645)         67
Cash and cash equivalents at beginning of period            1,477       2,025
Cash and cash equivalents at end of period              $     832    $  2,092

Supplemental disclosure of cash flow information:
Cash paid for interest                                  $   1,001    $  1,061

Supplemental Disclosure of Non-Cash Activity

Distributions payable was adjusted by approximately $420,000 at September 30, 1999 in connection with a distribution payment to partners in October 1999.

          See Accompanying Notes to Consolidated Financial Statements


e)
                         CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox Partners 82. The Managing General Partner, as well as the managing general partner of FRI, is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.
In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned subsidiary.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner and the managing general partner of FRI. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses) $189 $181 Reimbursement for services of affiliates (included in operating and general and administrative expenses, other
 assets and investment properties)                               97        99
Loan costs (included in other assets)                            --        18

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $189,000 and $181,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $97,000 and $117,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these costs is approximately $7,000 and $2,000 in construction oversight costs for the nine months ended September 30, 1999 and 1998, respectively. The Partnership also paid approximately $18,000 in loan costs to an affiliate of the Managing General Partner during the nine months ended September 30, 1998 in connection with the 1998 refinancing of the mortgage indebtedness at Overlook Point Apartments (see "Note D - Refinancing"). No such costs were paid for the nine months ended September 30, 1999.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 21,747.56 units of limited partnership interest in the Partnership (approximately 29.00% of the total outstanding units) for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 894.00 units. As a result, AIMCO and its affiliates currently own 27,982.50 units of limited partnership interest in the Partnership representing approximately 37.31% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - REFINANCING

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

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of two apartment complexes in Salt Lake City, Utah and Dallas, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expenses not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $ 3,583       $  --     $ 3,583
Other income                               176          19         195
Interest expense                         1,053          --       1,053
Depreciation                               537          --         537
General and administrative expense          --         196         196
Segment profit (loss)                      661        (177)        484
Total assets                            18,232         164      18,396
Capital expenditures                       401          --         401

                1998                 Residential     Other     Totals

Rental income                          $ 3,427      $    --    $ 3,427
Other income                               151           60        211
Interest expense                         1,082           --      1,082
Depreciation                               521           --        521
General and administrative expense          --          160        160
Segment profit (loss)                      467         (100)       367
Total assets                            18,159        1,921     20,080
Capital expenditures                       248          --         248

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Oak Run Apartments                          92%        92%
   Dallas, Texas
Overlook Point Apartments                   96%        93%
   Salt Lake City, Utah

The Managing General Partner attributes the increase in occupancy at Overlook Point Apartments to more aggressive marketing efforts and increased curb appeal due to the exterior building improvements completed at the property during the past several months.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999 was approximately $484,000 as compared to approximately $367,000 for the corresponding period in 1998. The Partnership's net income for the three months ended September 30, 1999 was approximately $167,000 as compared to approximately $112,000 for the corresponding period in 1998. For the comparable three month periods, the increase is attributable to an increase in other income and a decrease in total expenses. The increase in net income for the nine months ended September 30, 1999 is primarily due to an increase in total revenues which was slightly offset by an increase in total expenses. Revenues increased primarily due to an increase in rental income. The increase in rental income is attributable to an increase in average annual rental rates at both properties and an increase in average occupancy at Overlook Point Apartments as discussed above.

Total expenses increased for the nine months ended September 30, 1999 primarily due to an increase in general and administrative and property tax expenses which was partially offset by a decrease in operating and interest expenses. General and administrative expense increased primarily due to the first time payment of a Corporation Franchise Tax to the state of Texas by Oak Run, LLC, a limited liability corporation wholly-owned by the Partnership which was formed in connection with the refinancing of Oak Run Apartments. In addition, legal costs increased due to costs relating to a legal settlement in the first quarter of 1999. Property tax expense increased due to an increase in the assessment value of Oak Run Apartments. The decrease in operating expense is primarily attributable to a decrease in salaries and related benefits as well as the completion of the following projects during the nine months ended September 30, 1998: parking lot repairs and interior building improvements at Oak Run Apartments and swimming pool repairs and interior and exterior building improvements at Overlook Point Apartments. Interest expense decreased as the result of refinancing the mortgage encumbering Overlook Point Apartments in August 1998, which decreased the interest rate on the debt.

Included in general and administrative expense at both September 30, 1999 and 1998 are management reimbursement to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $832,000 as compared to approximately $2,092,000 at September 30, 1998. Cash and cash equivalents decreased approximately $645,000 for the nine month period ended September 30, 1999 from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due primarily to approximately $1,360,000 of cash used in financing activities and approximately $353,000 of cash used in investing activities, which more than offset approximately $1,068,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of capital improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Overlook Point Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Overlook Point Apartments require approximately $293,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $364,000 for 1999 at this property, which include certain of the required capital improvements and consist of parking lot improvements, roof and flooring replacements and structural improvements. As of September 30, 1999, the Partnership has spent approximately $228,000 on capital improvements at Overlook Point Apartments, consisting primarily of flooring replacement, landscaping, roof improvements, interior decorating, building improvements, swimming pool and parking lot improvements, air conditioning upgrades and appliance replacements. These improvements were funded from cash flow and replacement reserves.

Oak Run Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on the interior improvements, it is estimated that Oak Run Apartments require approximately $125,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $316,000 for 1999 at this property, which include certain of the required capital improvements and consist primarily of parking lot and structural improvements, interior enhancements and carpet replacement. As of September 30, 1999, the Partnership has spent approximately $173,000 on capital improvements at Oak Run Apartments, consisting primarily of interior enhancements, swimming pool and structural improvements, drapery and appliance replacement. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,297,000 is amortized over thirty years with balloon payments of approximately $8,127,000 and $9,728,000 due on October 2004, and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Registrant made cash distributions of approximately $1,200,000 from surplus funds, of which approximately $1,188,000 was paid to limited partners ($15.84 per limited partnership unit) during the nine months ended September 30, 1999. A cash distribution of approximately $420,000 was declared during the third quarter of 1999 and paid from surplus funds in October 1999, approximately $416,000 of which was paid to limited partners ($5.54 per limited partnership unit). A cash distribution of approximately $743,000 was declared during the second quarter of 1998 and paid from surplus fund in July 1998, approximately $736,000 of which was paid to limited partners ($9.81 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements expenditures, to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 21,747.56 units of limited partnership interest in the Partnership (approximately 29.00% of the total outstanding units) for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 894.00 units. As a result, AIMCO and its affiliates currently own 27,982.50 units of limited partnership interest in the Partnership representing approximately 37.31% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


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



                                 CENTURY PROPERTIES FUND XVIII

                                 By:     FOX PARTNERS
                                         Its General Partner

                                 By:     FOX CAPITAL MANAGEMENT CORPORATION
                                         Its Managing General Partner


                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 10, 1999