Form 10KSB
period 1999-12-31
CENTURY PROPERTIES FUND XVIII
filed 2000-03-08
CIK 704271

March 8, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties Fund XVIII
      Form 10-KSB
      File No. 0-11934

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

-------------------------------------------------------------------------------

              FORM 10-KSB -- ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934   [No Fee Required]

                 For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

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

Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $5,048,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida Corporation, is the Managing General Partner of FRI. The Managing General Partner and NPI Equity are subsidiaries of Apartment Management and Investment Company ("AIMCO"), a publicly traded real estate investment trust (See "Transfer of Control"). The Partnership agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000. The net proceeds of this offering were used to acquire twelve income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984 and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. The Registrant continues to own and operate two remaining properties. See "Item 2. Description of Properties".

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Partnership's investment in properties:

                             Date of

Property                    Purchase   Type of Ownership        Use

Overlook Point Apartments     07/83   Fee ownership          Apartments
                                       subject
  Salt Lake City, Utah                to first mortgage      304 units

Oak Run Apartments            11/83   Fee ownership          Apartments
                                      subject
  Dallas, Texas                       to first mortgage      420 units
                                       (1)

(1) The property was held by Oak Run, LLC in which the Registrant was the sole owner. Effective December 1999, Oak Run LLC's interest in Oak Run Apartments was transferred to Oak Run, LP in which the Registrant owns a 99% limited partnership interest. The general partner of Oak Run, LP is Oak Run GP, LLC which is wholly-owned by the Registrant.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                         Carrying Accumulated                   Federal

Property                  Value   Depreciation  Rate   Method  Tax Basis
--------                  -----   ------------  ----   ------  ---------
                            (in thousands)                        (in
                                                               thousands)

Overlook           Point $10,647    $ 5,017   5-30 yrs  (1)     $ 2,005
Apartments
Oak Run Apartments        17,217      6,177   5-30 yrs  (1)       6,382
                          ------     ------                      ------
                         $27,864    $11,194                     $ 8,387
                          ======     ======                      ======

(1)   Straight-line.

See "Item 7. Financial Statements, Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "
Item 7. Financial Statements, Note I - Change in Accounting Principle."

Schedule of Property Indebtedness:
---------------------------------

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                     Principal                                   Principal
                    Balance At     Stated                          Balance
                   December 31,   Interest  Period   Maturity      Due At
      Property        1999          Rate   Amortized   Date       Maturity (1)
      --------        ----          ----   ---------   ----       --------
                (in  thousands)                                (in thousands)

Overlook Point Apts   $ 8,860      6.33%   30 years  09/2005     $ 8,127
Oak Run Apartments     10,363      7.36%   30 years  10/2004       9,728
                       ------                                     ------
                      $19,223                                    $17,855
                       ======                                     ======

(1) See "Item 7. Financial Statements, Note C" for information with respect to the Registrant's ability to prepay these loans and other more specific details as to the terms of the loans.

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific property collateralizing each loan.

In August 1998, the Partnership refinanced the mortgage indebtedness encumbering Overlook Point Apartments. The total indebtedness refinanced was approximately $7,907,000. The new indebtedness, in the principal amount of $9,000,000, carries a stated interest rate of 6.33% per annum and is being amortized over 30 years, with a balloon payment due September 1, 2005. The proceeds from the refinancing enabled the Partnership to pay-off its previous first mortgage note. The remaining proceeds were distributed to partners during 1998 and 1999.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                 Average Annual        Average Annual
                                  Rental Rates           Occupancy
                                  ------------           ---------
                                   (per unit)
 Property                      1999        1998       1999      1998
 --------                      ----        ----       ----      ----

 Overlook Point Apartments   $ 7,433     $ 7,296      96%        93%
 Oak Run Apartments            7,108       6,805      92%        92%

The Managing General Partner attributes the increase in occupancy at Overlook Point Apartments to more aggressive marketing efforts and exterior improvements completed during the year to enhance the property's curb appeal.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                1999          1999
                              Billing         Rate
                          (in thousands)

Overlook Point Apartments       $  99         1.45%
Oak Run Apartments                357         2.58%

Capital Improvements:

Overlook Point Apartments: The Partnership completed approximately $394,000 in capital expenditures at Overlook Point Apartments as of December 31, 1999, consisting primarily of flooring, appliances, structural improvements, parking lot upgrades, major landscaping and roofing projects. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $91,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Oak Run Apartments: The Partnership completed approximately $327,000 in capital expenditures at Oak Run Apartments as of December 31, 1999, consisting primarily of flooring, appliances, structural enhancements, interior improvements, parking lot upgrades, air conditioning and swimming pool upgrades and landscaping. These improvements were funded from cash flow and replacement reserves. The
Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $126,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership currently has 75,000 units outstanding held by 3,840 Limited Partners of record. Affiliates of the Managing General Partner owned 37,062 or 49.42% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 as well as the subsequent period through March 1, 2000:

                                                  Distributions
                                                             Per Limited
                                                             Partnership
                                           Aggregate            Unit

1/1/98 - 12/31/98                       $1,593,000(1)          $21.03

1/1/99 - 12/31/99                       $1,620,000(1)          $21.39

1/1/00 - 3/1/00                            220,000(1)          $ 2.90

(1) Distributions were made from prior cumulative undistributed sale and refinancing proceeds. See Item 6. Capital Resources and liquidity.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and /or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 37,062 units of limited partnership units in the Partnership representing 49.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for year ended December 31, 1999 was approximately $540,000 as compared to approximately $442,000 for the year ended December 31, 1998. (See "Item 7. Financial Statements, Note D" for a reconciliation of these amounts to the Registrant's federal taxable income.) Net income increased due to an increase in total revenues, which was partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is the result of an increase in average annual rental rates at both investment properties as well as an increase in average occupancy at Overlook Point Apartments. Other income decreased due to a decrease in interest income resulting from a decline in cash balances.

Total expenses increased primarily due to increases in general and administrative expenses, depreciation and property taxes, which were partially offset by decreases in operating and interest expense. General and administrative expenses increased primarily due to the first time payment of a Corporation Franchise Tax to the state of Texas by Oak Run, LLC, a limited liability company wholly-owned by the Partnership. In addition, legal costs increased due to the legal costs associated with the Nuanes matter during 1999. The increase in depreciation expense is the result of the amounts spent on capital improvements and replacements during 1999 and 1998. Property tax expense increased due to an increase in the tax rate at Overlook Point Apartments. The decrease in operating expense is primarily attributable to a decrease in contract services as well as the completion of parking lot repairs at both properties and swimming pool repairs at Overlook Point Apartments during the year ended December 31, 1998. Interest expense decreased as the result of refinancing the mortgage encumbering Overlook Point Apartments in August 1998, which decreased the interest rate on the debt.

Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $102,000 ($1.23 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Capital Resources and Liquidity

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $462,000 as compared to approximately $1,477,000 at December 31, 1998. Cash and cash equivalents decreased approximately $1,015,000 for the year ended December 31, 1999. The decrease in cash and cash equivalents is primarily due to approximately $1,854,000 of cash used in financing activities and approximately $634,000 of cash used in investing activities, which more than offset approximately $1,473,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of capital improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $217,200. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $19,223,000 is amortized over thirty years with balloon payments of $8,127,000 and $9,728,000 due on September 2005 and October 2004, respectively. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $1,620,000 (approximately $1,604,000 to the limited partners or $21.39 per limited partnership unit) and $1,593,000 (approximately $1,577,000 to the limited partners or $21.03 per limited partnership unit) were made during the years ended December 31, 1999 and 1998, respectively. Subsequent to December 31, 1999 the Partnership declared and paid a distribution of approximately $220,000 to the partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2000 or subsequent periods.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVIII

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 21, 2000

                          CENTURY PROPERTIES FUND XVIII

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                      $   462
   Receivables and deposits                                           454
   Restricted escrows                                                 154
   Other assets                                                       337
   Investment properties (Notes C and F):
      Land                                           $  7,296
      Buildings and related personal property          20,568
                                                      -------
                                                       27,864

      Less accumulated depreciation                   (11,194)     16,670
                                                      -------      ------
                                                                  $18,077

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                               $    62
   Other liabilities                                                  233
   Accrued property taxes                                             366
   Tenant security deposit liabilities                                 70
   Mortgage notes payable (Notes C and F)                          19,223

Partners' (Deficit) Capital

   General partner                                   $  (6,297)
   Limited partners (75,000 units
      issued and outstanding)                            4,420      (1,877)
                                                        ------      ------

                                                                  $ 18,077

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)







                                                Years Ended December 31,
                                                     1999       1998

Revenues:
   Rental income                                    $4,790     $4,616
   Other income                                        258        277
                                                     -----      -----
      Total revenues                                 5,048      4,893
                                                     -----      -----

Expenses:
   Operating                                         1,623      1,644
   General and administrative                          290        208
   Depreciation                                        721        696
   Interest                                          1,404      1,469
   Property tax                                        470        434
                                                     -----      -----

      Total expenses                                 4,508      4,451
                                                     -----      -----

Net income                                          $  540     $  442
                                                     =====      =====

Net income allocated to general partner (9.9%)      $   53     $   44

Net income allocated to limited partners (90.1%)       487        398
                                                     -----      -----

                                                    $  540     $  442
                                                     =====      =====

Net income per limited partnership unit             $ 6.49     $ 5.31
                                                     =====      =====

Distributions per limited partnership unit          $21.39     $21.03
                                                     =====      =====

          See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES FUND XVIII
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                   Limited
                                 Partnership  General   Limited
                                    Units     Partner   Partners   Total

Original capital
    contributions                   75,000    $    --    $75,000   $75,000
                                    ======     ======     ======    ======

Partners' (deficit) capital at
   December 31, 1997                75,000    $(6,362)   $ 6,716   $   354

Distributions to partners               --        (16)    (1,577)   (1,593)

Net income for the year ended
   December 31, 1998                    --         44        398       442
                                    ------     ------     ------     -----

Partners' (deficit) capital at
   December 31, 1998                75,000     (6,334)     5,537      (797)

Distributions to partners               --        (16)    (1,604)   (1,620)

Net income for the year
   ended December 31, 1999              --         53        487       540
                                    ------     ------     ------    ------

Partners' (deficit) capital
   at December 31, 1999             75,000    $(6,297)   $ 4,420   $(1,877)
                                    ======     ======     ======    ======

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                    Year Ended December 31,
                                                         1999      1998

Cash flows from operating activities:

  Net income                                             $ 540      $ 442
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                            721        696
   Amortization of loan costs                               71         43
   Change in accounts:
     Receivables and deposits                               47       (397)
     Other assets                                           (5)        (9)
     Accounts payable                                       41        (41)
     Other liabilities                                      56         10
     Accrued property taxes                                 18         53
     Tenant security deposit liabilities                   (16)         6
                                                        ------     ------

      Net cash provided by operating activities          1,473        803
                                                        ------     ------

Cash flows from investing activities:

  Property improvements and replacements                  (721)      (284)
  Net withdrawals from(deposits to)restricted               87       (210)
                                                        ------    -------
  escrows

      Net cash used in investing activities               (634)      (494)
                                                        ------    -------

Cash flows from financing activities:

  Proceeds from mortgage note payable                       --      9,000
  Repayment of mortgage note payable                        --     (7,907)
  Loan costs paid                                           --       (171)
  Payments on mortgage notes payable                      (234)      (186)
  Distributions to partners                             (1,620)    (1,593)
                                                        ------     ------

      Net cash used in financing activities             (1,854)      (857)
                                                        ------     ------

Net decrease in cash and cash equivalents               (1,015)      (548)

Cash and cash equivalents at beginning of year           1,477      2,025
                                                        ------     ------

Cash and cash equivalents at end of year              $    462    $ 1,477
                                                        ======     ======

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $ 1,443    $ 1,433
                                                        ======     ======

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. The Managing General Partner, as well as, the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". As of December 31, 1999, the Partnership operates two residential apartment complexes located in Texas and Utah. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

Principles of Consolidation: The Partnership's financial statements include the accounts of the Partnership and its wholly-owned partnership, Oak Run LP the entity which holds title to Oak Run Apartments.

Allocations to Partners: Net income, losses and cash available for distribution (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated (i) 9% to the General Partner and (ii) the remainder allocated 1% to the General Partner and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership properties shall be allocated; (i) first to the General Partner to the extent it is entitled to receive distributions of cash pursuant to the above and from the sale or disposition of properties (ii) next, until such time as the General Partner does not have a deficit in its capital account, 10% to the General Partner and 90% to the Limited Partnership Unit Holders, and (iii) to the Limited Partnership Unit Holders.

Cash from sales or other dispositions, or refinancing and working capital reserves are distributed 99% to the Limited Partnership Unit Holders and 1% to the General Partner, until: (i) each Limited Partnership Unit Holder receives an amount which equals the total of their original invested capital contributed for his Limited Partnership Units and (ii) a sum equal to 8% per year, as determined on a cumulative, non-compounded basis, on the Adjusted Invested Capital, as adjusted from time to time, of such Limited Partnership Unit Holder, calculated from the first day of the month in which he was admitted as a Limited Partner. Thereafter, the General Partner will receive 15% of any additional cash from sales or refinancing and working capital reserve available for distribution and, finally, the remainder of such being allocated 99% to the Limited Partnership Unit Holders and 1% to the General Partner. Upon sale of all properties and termination of the Partnership, the General Partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property. Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of painting and major landscaping (Note I).

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Available Line of Credit: An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

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

Loan  Costs:  Loan  costs  of  $415,000  are  included  in other  assets  in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 1999, accumulated amortization is $122,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statement of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for detailed disclosure about the Registrant's segments.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $103,000 and $92,000 for the years ended December 31, 1999 and 1998 were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal   Monthly                       Principal
                         Balance At   Payment    Stated               Balance
                        December 31, Including   Interest  Maturity    Due At
         Property           1999     Interest     Rate      Date     Maturity
         --------           ----     --------     ----      ----     --------
                            (in thousands)                        (in thousands)
   Overlook Point

    Apartments             $ 8,860     $  56      6.33%   09/2005    $ 8,127
   Oak Run Apartments       10,363        73      7.36%   10/2004      9,728
                            ------      ----                          ------
                           $19,223     $ 129                         $17,855
                            ======      ====                          ======

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                         2000             $  212
                         2001                246
                         2002                264
                         2003                283
                         2004              9,990
                      Thereafter           8,228
                                          ------
                                         $19,223

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific property collateralizing each loan. The notes require prepayment penalties if prepaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

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

Note D - Income Taxes

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income:

                                             1999        1998

Net income as reported                       $ 540       $ 442
Add (deduct):
  Depreciation differences                     212          20
  Other                                         49         103
                                              ----        ----
Federal taxable income                       $ 801       $ 565
                                              =====       ====
Federal taxable income per limited
  partnership unit                           $9.62       $6.79
                                              ====        ====

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                          1999

Net liabilities as reported             $(1,877)
Land and buildings                        1,181
Accumulated depreciation                 (9,464)
Syndication and distribution costs        9,592
Other                                       204
                                         ------
Net deficiency - Federal tax basis      $  (364)
                                         ======

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999    1998
                                                         ----    ----
                                                        (in thousands)

 Property   management  fees  (included  in  operating   $254    $244
 expense)

 Reimbursement for services of affiliates (included in
  operating and general and administrative expenses, other

  assets and investment properties)                       126     148

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $254,000 and $244,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $126,000 and $148,000 for the years ended December 31, 1999 and 1998, respectively. Included in these costs is approximately $18,000 in loan costs paid to an affiliate of the Managing General Partner during the year ended December 31, 1998 in connection with the 1998 refinancing of the mortgage indebtedness at Overlook Point Apartments (see "Note C - Mortgage Notes Payable"). No such costs were paid for the year ended December 31, 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 37,062 units of limited partnership units in the Partnership representing 49.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation

                                            Initial Cost
                                           To Partnership
                                           --------------
                                           (in thousands)

                                                   Buildings        Costs
                                                  and Related    Capitalized
                                                   Personal     Subsequent to
       Description        Encumbrances    Land      Property     Acquisition
       -----------        ------------    ----      --------     -----------
                         (in thousands)                      (in thousands)

Overlook Point Apartments    $ 8,860    $1,082     $ 8,225       $ 1,340
Oak Run Apartments            10,363     6,218       8,713         2,286
                              ------     -----      ------        ------

Total                        $19,223    $7,300     $16,938       $ 3,626
                              ======     =====      ======        ======

                          Gross Amount At Which Carried
                              At December 31, 1999
                                 (in thousands)

                             Buildings
                                And
                              Related
                             Personal          Accumulated   Date    Depreciable
    Description       Land   Property   Total  Depreciation Acquired  Life-Years
    -----------       ----   --------   -----  ------------  ------  ----------
                              (in thousands)
Overlook Point       $1,078  $ 9,569   $10,647   $ 5,017      7/83     5-30 yrs
Apartments
Oak Run Apartments    6,218   10,999    17,217     6,177      11/83    5-30 yrs
                      -----   ------    ------    ------

Total                $7,296  $20,568   $27,864   $11,194
                      =====   ======    ======    ======

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                        Years Ended December 31,
                                          1999           1998
                                          ----           ----
Investment Properties                        (in thousands)
---------------------

Balance at beginning of year             $27,143       $26,859
    Property Improvements                    721           284
                                          ------        ------
Balance at end of year                   $27,864       $27,143
                                          ======        ======
Accumulated Depreciation

Balance at beginning of year             $10,473       $ 9,777
    Additions charged to expense             721           696
                                          ------        ------
Balance at end of year                   $11,194       $10,473
                                          ======        ======

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, are approximately $29,045,000 and $28,338,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $20,658,000 and $20,149,000, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of two apartment complexes in Salt Lake City, Utah and Dallas, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

              1999                Residential  Other     Totals

Rental income                      $ 4,790     $ --     $ 4,790
Other income                           238        20        258
Interest expense                     1,404        --      1,404
Depreciation                           721        --        721
General and  administrative             --       290        290
expense
Segment profit (loss)                  810      (270)       540
Total assets                        18,040        37     18,077
Capital expenditures for
  investment properties                721        --        721

              1998               Residential  Other     Totals

Rental income                     $ 4,616       $ --   $ 4,616
Other income                          208         69       277
Interest expense                    1,469         --     1,469
Depreciation                          696         --       696
General    and    administrative       --        208       208
expense
Segment profit (loss)                 581       (139)      442
Total assets                       18,110      1,182    19,292
Capital expenditures for
  investment properties               284         --       284

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principles

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $102,000 ($1.23 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material.The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Note J - Distributions

Cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $1,620,000 (approximately $1,604,000 to the limited partners or $21.39 per limited partnership unit) and $1,593,000 (approximately $1,577,000 to the limited partners or $21.03 per limited partnership unit) were made during the years ended December 31, 1999 and 1998, respectively.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.

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

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                    Age   Position

Patrick J. Foye          42   Executive    Vice    President   and
                              Director
Martha L. Long           40   Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.   Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Partners. However, certain fees and other payments have been made to the Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 1999.

     Name of                                         Percentage
Beneficial Owner                   Number of Units    of Class

Insignia Properties, LP
  (an affiliate of AIMCO)             21,717.0         28.96%
Madison River Properties, LLC
  (an affiliate of AIMCO)              5,259.5          7.01%
AIMCO Properties, LP
  (an affiliate of AIMCO)             10,085.5         13.45%

Madison River Properties, LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any units.

Item 12.   Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999    1998
                                                         ----    ----
                                                        (in thousands)

 Property management fees                                $254    $244

 Reimbursement for services of affiliates                 126     148

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $254,000 and $244,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $126,000 and $148,000 for the years ended December 31, 1999 and 1998, respectively. Included in these costs is approximately $18,000 in loan costs paid to an affiliate of the Managing General Partner during the year ended December 31, 1998 in connection with the 1998 refinancing of the mortgage indebtedness at Overlook Point Apartments (see "Note C - Mortgage Notes Payable"). No such costs were paid for the year ended December 31, 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 37,062 units of limited partnership units in the Partnership representing 49.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle is filed as an exhibit to this report.

             Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

        (b) Reports on Form 8-K was filed during the quarter ended December 31, 1999.

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



                             By:   Fox Partners
                                   Its General Partner

                             By:   Fox Capital Management Corporation
                                   Its Managing General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President and
                                   Controller

                             Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye           Date:
------------------
Patrick J. Foye
Executive Vice President
and Director

/s/Martha L. Long            Date:
-----------------
Martha L. Long
Senior Vice President and
Controller

                          CENTURY PROPERTIES FUND XVIII

                                  EXHIBIT INDEX

Exhibit Number Description of Exhibit

     2.5 Master Indemnity Agreement Incorporated by reference to Form 8-K filed by Insignia Financial Group, Inc. with the
               Securities  and  Exchange  Commission  on  September  1,  1995.
               (Page 2)

     3.4 Agreement of Limited Partnership Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated November 5, 1982, as revised December 30, 1982, and after supplemented contained in the Registrant's Agreement on For S-11 (Reg. No.

               2-78495). (Page 1)

     10.1 Promissory Note between Oak Run, L.L.C., a South Carolina limited liability company, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997. Filed with December 31, 1997 10-KSB.

     10.2 Deed of Trust and Security Agreement between Oak Run, L.L.C., a South Carolina limited liability company, David M. Parnell, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997. Filed with December 31, 1997 10-KSB.

     10.3      Multi-Family  Note  between  Century   Properties  Fund  XVIII,
               L.P., a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, dated August 24, 1998. Filed with December 31, 1998 10-KSB.

     16 Letter dated November 11, 1998 from the Registrant's former Independent Auditor regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated November 10, 1998. Filed with December 31, 1998 10-KSB.

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

     27        Financial Data Schedule.

                                                                    Exhibit 18

February 7, 2000

Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation

Managing General Partner of Century Properties Fund XVIII
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Consolidated Financial Statements of Century Properties Fund XVIII included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                         /s/ Ernst & Young LLP