Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XVIII
filed 2000-05-04
CIK 704271

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

                   For the quarterly period ended March 31, 2000

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVIII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $   380
   Receivables and deposits                                                      76
   Restricted escrows                                                           181
   Other assets                                                                 350
   Investment properties:
      Land                                                   $  7,296
      Buildings and related personal property                  20,756
                                                               28,052
      Less accumulated depreciation                           (11,390)       16,662
                                                                           $ 17,649

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                        $     41
   Other liabilities                                                            194
   Accrued property taxes                                                       120
   Tenant security deposit liabilities                                           69
   Mortgage notes payable                                                    19,184

Partners' (Deficit) Capital

   General partner                                           $ (6,285)
   Limited partners (75,000 units issued and
      outstanding)                                              4,326        (1,959)
                                                                           $ 17,649

            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                       Three Months Ended
                                                           March 31,
                                                       2000        1999
Revenues:
   Rental income                                     $ 1,193     $ 1,207
   Other income                                           59          65
      Total revenues                                   1,252       1,272

Expenses:
   Operating                                             403         384
   General and administrative                             56          55
   Depreciation                                          196         167
   Interest                                              348         349
   Property tax                                          111         118
      Total expenses                                   1,114       1,073

Net income                                            $  138      $  199

Net income allocated to general partner (9.9%)        $   14      $   20
Net income allocated to limited partners (90.1%)         124         179
                                                      $  138      $  199

Net income per limited partnership unit               $ 1.65      $ 2.39

Distributions per limited partnership unit            $ 2.91      $ 9.91

            See Accompanying Notes to Consolidated Financial Statements


c)

                           CENTURY PROPERTIES FUND XVIII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000     $    --     $75,000       $75,000

Partners' (deficit) capital
   at December 31, 1999               75,000     $(6,297)    $ 4,420       $(1,877)

Distribution to partners                 --           (2)       (218)         (220)

Net income for the three months
   ended March 31, 2000                  --           14         124           138

Partners' (deficit) capital
   at March 31, 2000                  75,000     $(6,285)    $ 4,326       $(1,959)


            See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XVIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $   138      $ 199
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      196         167
   Amortization of loan costs                                         19          14
   Change in accounts:
      Receivables and deposits                                       378         263
      Other assets                                                   (32)          7
      Accounts payable                                               (21)         --
      Other liabilities                                              (39)          3
      Accrued property taxes                                        (246)       (234)
      Tenant security deposit liabilities                            (1)          (5)
       Net cash provided by operating activities                     392         414

Cash flows from investing activities:

  Property improvements and replacements                            (188)        (68)
  Net (deposits to) withdrawals from restricted escrows              (27)        104
       Net cash (used in) provided by investing activities          (215)         36

Cash flows from financing activities:

  Distributions to partners                                         (220)       (750)
  Payments on mortgage notes payable                                 (39)        (52)
       Net cash used in financing activities                        (259)       (802)

Net decrease in cash and cash equivalents                            (82)       (352)
Cash and cash equivalents at beginning of period                     462       1,477
Cash and cash equivalents at end of period                     $     380     $ 1,125

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $     218      $ 335

            See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned partnership, Oak Run LP, the entity which holds title to Oak Run Apartments.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 64      $ 63

 Reimbursement for services of affiliates (included in
  operating and general and administrative expenses
  and investment properties)                                        30        31

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $64,000 and $63,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $30,000 and $31,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 37,314 limited partnership units in the Partnership representing 49.752% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 49.752% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of two apartment complexes one which is located in Salt Lake City, Utah and the other in Dallas, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expenses not allocated to the reportable segment.

                 2000                  Residential     Other     Totals

Rental income                            $ 1,193       $ --      $ 1,193
Other income                                  59          --          59
Interest expense                             348          --         348
Depreciation                                 196          --         196
General and administrative expense            --          56          56
Segment profit (loss)                         194        (56)        138
Total assets                               17,613         36      17,649
Capital expenditures for investment
  properties                                  188         --         188

                       1999                 Residential     Other     Totals
        Rental income                          $ 1,207      $    --     $1,207
        Other income                                56            9         65
        Interest expense                           349           --        349
        Depreciation                               167           --        167
        General and administrative expense          --           55         55
        Segment profit (loss)                      245          (46)       199
        Total assets                            17,740          713     18,453
        Capital expenditures for investment
          properties                                68           --         68

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999

                                                   Average Occupancy

      Property                                      2000       1999

      Oak Run Apartments                            92%        94%
         Dallas, Texas
      Overlook Point Apartments                     93%        95%
         Salt Lake City, Utah

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $138,000 as compared to approximately $199,000 for the same period in 1999. The decrease in net income was due a decrease in total revenues and an increase in total expenses. Total revenues decreased primarily due to a decrease in rental income. The decrease in rental income is attributable to a decrease in average occupancy at both properties and an increase in rental concessions at Oak Run Apartments.

Total expenses increased primarily due to increases in operating and depreciation expense. Operating expense increased due to increases in advertising expense at Overlook Point Apartments, various property expenses at both properties and a slight increase in the insurance premiums at Oak Run Apartments. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. All other expenses remained relatively constant for the comparable periods.

Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $380,000 as compared to approximately $1,125,000 at March 31, 1999. Cash and cash equivalents decreased approximately $82,000 for the three month period ended March 31, 2000 from the fiscal year end. The decrease in cash and cash equivalents is due to approximately $259,000 of cash used in financing activities and approximately $215,000 of cash used in investing activities, which more than offset approximately $392,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of capital improvements and replacements, and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

Oak Run Apartments: For 2000, the Partnership has budgeted approximately $375,000 for capital improvements at Oak Run Apartments consisting of appliance, plumbing and flooring replacements and interior decorations, parking lot and structural improvements. As of March 31, 2000 the property has spent approximately $38,000 in capital expenditures at the property consisting primarily of appliance and floor covering replacements. These improvements were funded from replacement reserves and operations.

Overlook Point Apartments: For 2000, the Partnership has budgeted approximately $238,000 for capital improvements at Overlook Point Apartments consisting of appliance, plumbing and flooring replacements. As of March 31, 2000 the property has spent approximately $150,000 in capital expenditures at the property consisting primarily of plumbing, appliance and floor covering replacements and building improvements. These improvements were funded primarily from operations.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,184,000 is amortized over thirty years with balloon payments of approximately $8,127,000 and $9,728,000 due on October 2004, and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit) during the three months ended March 31, 2000.

The Registrant made cash distributions of approximately $750,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $743,000 was paid to limited partners ($9.91 per limited partnership unit) during the three months ended March 31, 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                Date:    May 4, 2000