Form 10QSB
period 2000-06-30
CENTURY PROPERTIES FUND XVIII
filed 2000-08-08
CIK 704271

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVIII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                 $  615
   Receivables and deposits                                                     117
   Restricted escrows                                                           209
   Other assets                                                                 315
   Investment properties:
      Land                                                   $  7,296
      Buildings and related personal property                  20,922
                                                               28,218
      Less accumulated depreciation                           (11,592)       16,626
                                                                           $ 17,882

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   45
   Tenant security deposit liabilities                                           78
   Accrued property taxes                                                       238
   Other liabilities                                                            192
   Mortgage notes payable                                                    19,127

Partners' (Deficit) Capital

   General partner                                           $ (6,269)
   Limited partners (75,000 units issued and
      outstanding)                                              4,471        (1,798)
                                                                           $ 17,882

            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                     2000           1999            2000          1999
Revenues:
  Rental income                    $ 1,232         $ 1,202        $ 2,425       $ 2,409
  Other income                          82              57            141           122
      Total revenues                 1,314           1,259          2,566         2,531

Expenses:
   Operating                           410             395            813           779
   General and administrative           73              94            129           149
   Depreciation                        202             186            398           353
   Interest                            349             352            697           701
   Property tax                        119             114            230           232
      Total expenses                 1,153           1,141          2,267         2,214

Net income                          $  161           $ 118          $ 299         $ 317

Net income allocated to
  general partner                    $  16           $  11           $ 30          $ 31

Net income allocated to
   limited partners                    145             107            269           286

                                    $  161           $ 118          $ 299         $ 317

Net income per limited
  partnership unit                  $ 1.93         $ 1.42          $ 3.59        $ 3.81

Distributions per limited
  partnership unit                   $  --           $ --          $ 2.91        $ 9.91

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XVIII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000      $75,000

Partners' (deficit) capital

   at December 31, 1999               75,000     $(6,297)     $ 4,420      $(1,877)

Distribution to partners                  --          (2)        (218)        (220)

Net income for the six months
   ended June 30, 2000                    --          30          269          299

Partners' (deficit) capital
   at June 30, 2000                   75,000     $(6,269)     $ 4,471      $(1,798)

            See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  299        $ 317
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     398          353
   Amortization of loan costs                                        38           33
   Change in accounts:
      Receivables and deposits                                      337          143
      Other assets                                                  (16)         (14)
      Accounts payable                                              (17)          (1)
      Tenant security deposit liabilities                             8          (12)
      Accrued property taxes                                       (128)        (119)
      Other liabilities                                             (41)          13
       Net cash provided by operating activities                    878          713

Cash flows from investing activities:

  Property improvements and replacements                           (354)        (242)
  Net (deposits to) withdrawals from restricted escrows             (55)          76
       Net cash used in investing activities                       (409)        (166)

Cash flows from financing activities:

  Distributions to partners                                        (220)        (750)
  Payments on mortgage notes payable                                (96)        (106)
       Net cash used in financing activities                       (316)        (856)

Net increase (decrease) in cash and cash equivalents                153         (309)
Cash and cash equivalents at beginning of period                    462        1,477
Cash and cash equivalents at end of period                       $  615      $ 1,168

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  548       $ 668

            See Accompanying Notes to Consolidated Financial Statements

e)

                          CENTURY PROPERTIES FUND XVIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust (see "Note B - Transfer of Control"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $130      $127
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                       68        63

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $130,000 and $127,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $68,000 and $63,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 37,503 limited partnership units in the Partnership representing 50.004% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 50.004% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes, one of which is located in Salt Lake City, Utah and the other in Dallas, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expenses not allocated to the reportable segment.

   Three Months Ended June 30, 2000    Residential      Other     Totals

Rental income                            $ 1,232       $   --    $ 1,232
Other income                                  82           --         82
Interest expense                             349           --        349
Depreciation                                 202           --        202
General and administrative expense            --           73         73
Segment profit (loss)                        234          (73)       161

   Three Months Ended June 30, 1999    Residential    Other     Totals

Rental income                         $ 1,202         $ --    $ 1,202
Other income                               50            7         57
Interest expense                          352           --        352
Depreciation                              186           --        186
General and administrative expense         --           94         94
Segment profit (loss)                     205          (87)       118


    Six Months Ended June 30, 2000     Residential     Other     Totals

Rental income                            $ 2,425       $   --    $ 2,425
Other income                                 141           --        141
Interest expense                             697           --        697
Depreciation                                 398           --        398
General and administrative expense            --          129        129
Segment profit (loss)                        428         (129)       299
Total assets                              17,832           50     17,882
Capital expenditures for investment
  properties                                 354           --        354


    Six Months Ended June 30, 1999    Residential     Other     Totals

Rental income                         $ 2,409       $   --    $ 2,409
Other income                              106           16        122
Interest expense                          701           --        701
Depreciation                              353           --        353
General and administrative expense         --          149        149
Segment profit (loss)                     450         (133)       317
Total assets                           17,999          635     18,634
Capital expenditures for investment
  properties                              242           --        242

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999.

                                                   Average Occupancy

      Property                                      2000       1999

      Oak Run Apartments                            93%        92%
         Dallas, Texas
      Overlook Point Apartments                     95%        96%
         Salt Lake City, Utah

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $299,000 as compared to approximately $317,000 for the same period in 1999. The Partnership's net income for the three months ended June 30, 2000 was approximately $161,000 as compared to approximately $118,000 for the same period in 1999. The decrease in net income for the six months ended June 30, 2000 from the corresponding period in 1999 was due to an increase in total expenses, which was partially offset by an increase in total revenues. Net income for the three months ended June 30, 2000 increased over the corresponding period in 1999 due to an increase in total revenues, which was partially offset by an increase in total expenses. Total revenues for the three and six month periods ended June 30, 2000 increased due to an increase in rental and other income. The increase in rental income is attributable to an increase in average rental rates primarily at Oak Run Apartments. The increase in other income is attributable to an increase in cable television fees received from tenants and late charges and was partially offset by decreases in lease cancellation fees and interest income.

Total expenses increased for the three and six month periods ended June 30, 2000 primarily due to an increase in operating and depreciation expenses, which was partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in various property expenses including salaries and related benefits, utilities and commissions. These increases were offset slightly by decreases in repair and maintenance expenses and a decrease in insurance premiums at Oak Run Apartments. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. General and administrative expenses decreased primarily due to a decrease in the Corporate Franchise Tax paid to the state of Texas by Oak Run, LLC, a limited liability corporation wholly-owned by the Partnership. In addition, legal costs decreased due to the settlement of the Everest matter in the first quarter of 1999. All other expenses remained relatively constant for the comparable periods.

Included in general and administrative expense at both June 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $615,000 as compared to approximately $1,168,000 at June 30, 1999. Cash and cash equivalents increased approximately $153,000 for the six month period ended June 30, 2000 from the Partnership's fiscal year end. The increase in cash and cash equivalents is due primarily to approximately $878,000 of cash provided by operating activities, which more than offset approximately $409,000 of cash used in investing activities and approximately $316,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in a money market account.

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

Oak Run Apartments: For 2000, the Partnership has budgeted approximately $375,000 for capital improvements at Oak Run Apartments consisting of appliance, plumbing and flooring replacements and interior decorations, parking lot and structural improvements. As of June 30, 2000 the property has spent approximately $106,000 in capital expenditures at the property consisting primarily of appliances, water heaters, floor covering replacements, and interior decoration. These improvements were funded from operations.

Overlook Point Apartments: For 2000, the Partnership has budgeted approximately $265,000 for capital improvements at Overlook Point Apartments consisting of appliance, plumbing and flooring replacements. As of June 30, 2000 the property has spent approximately $248,000 in budgeted and unbudgeted capital expenditures at the property consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,127,000 is amortized over thirty years with balloon payments of approximately $8,127,000 and $9,728,000 due on October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit) during the six months ended June 30, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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