Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XVIII
filed 2000-11-13
CIK 704271

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                                $ 1,040
   Receivables and deposits                                                     108
   Restricted escrows                                                           109
   Other assets                                                                 311
   Investment properties:
      Land                                                   $ 7,296
      Buildings and related personal property                  21,027
                                                               28,323
      Less accumulated depreciation                           (11,801)       16,522
                                                                           $ 18,090
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   38
   Due to affiliate                                                              34
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                       350
   Other liabilities                                                            187
   Mortgage notes payable                                                    19,069

Partners' (Deficit) Capital
   General partner                                           $ (6,256)
   Limited partners (75,000 units issued and
      outstanding)                                              4,594        (1,662)
                                                                           $ 18,090

            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                      Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                     2000           1999            2000          1999
Revenues:
  Rental income                    $ 1,228         $ 1,174        $ 3,653       $ 3,583
  Other income                          83              73            224           195
      Total revenues                 1,311           1,247          3,877         3,778

Expenses:
   Operating                           426             383          1,239         1,162
   General and administrative           85              47            214           196
   Depreciation                        209             184            607           537
   Interest                            343             352          1,040         1,053
   Property tax                        112             114            342           346
      Total expenses                 1,175           1,080          3,442         3,294

Net income                          $  136          $ 167           $ 435         $ 484

Net income allocated to
  general partner                    $  13          $  17            $ 43          $ 48

Net income allocated to
   limited partners                    123             150            392           436

                                    $  136          $ 167           $ 435         $ 484

Net income per limited
  partnership unit                  $ 1.64         $ 2.00          $ 5.23        $ 5.81

Distributions per limited
  partnership unit                   $  --        $ 11.47          $ 2.91       $ 21.38

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XVIII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficit) capital
   at December 31, 1999               75,000      $(6,297)     $ 4,420      $(1,877)

Distribution to partners                  --           (2)        (218)        (220)

Net income for the nine months
   ended September 30, 2000               --           43          392          435

Partners' (deficit) capital
   at September 30, 2000              75,000      $(6,256)     $ 4,594      $(1,662)


            See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  435        $ 484
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     607          537
   Amortization of loan costs                                        52           52
   Change in accounts:
      Receivables and deposits                                      346           45
      Other assets                                                  (26)         (30)
      Accounts payable                                              (24)          (3)
      Due to affiliates                                              34           --
      Tenant security deposit liabilities                             4          (11)
      Accrued property taxes                                        (16)          (5)
      Other liabilities                                             (46)          (1)
       Net cash provided by operating activities                  1,366        1,068

Cash flows from investing activities:
  Property improvements and replacements                           (459)        (401)
  Net withdrawals from restricted escrows                            45           48
       Net cash used in investing activities                       (414)        (353)

Cash flows from financing activities:
  Distributions to partners                                        (220)      (1,200)
  Payments on mortgage notes payable                               (154)        (160)
       Net cash used in financing activities                       (374)      (1,360)

Net increase (decrease) in cash and cash equivalents                578         (645)
Cash and cash equivalents at beginning of period                    462        1,477
Cash and cash equivalents at end of period                      $ 1,040       $  832

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  877      $ 1,001

            See Accompanying Notes to Consolidated Financial Statements

e)

                          CENTURY PROPERTIES FUND XVIII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust (see "Note B - Transfer of Control"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were incurred by the Partnership to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $196      $189
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                      137        97

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $196,000 and $189,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $97,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $34,000 of the current year expense was accrued and is included in "Due to affiliate" in the accompanying consolidated balance sheet. This amount was paid subsequent to September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,057 limited partnership units in the Partnership representing 52.076% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 52.076% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly acquired significantly all of its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each unit acquired.

Note D - Distributions

The Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit) during the nine months ended September 30, 2000. Subsequent to September 30, 2000, the Partnership declared and paid a distribution from prior cumulative undistributed sale and refinancing proceeds of approximately $484,000, of which approximately $479,000 is allocable to the limited partners ($6.39 per limited partnership unit). The Registrant made cash distributions of approximately $1,200,000 from surplus funds, of which approximately $1,188,000 was paid to limited partners ($15.84 per limited partnership unit) during the nine months ended September 30, 1999. A cash distribution of approximately $420,000 was declared during the third quarter of 1999 and paid from surplus funds in October 1999, approximately $416,000 of which was paid to limited partners ($5.54 per limited partnership unit).

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

Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expenses not allocated to the reportable segment.

 Three Months Ended September 30, 2000    Residential    Other      Totals

Rental income                               $ 1,228       $  --     $ 1,228
Other income                                     82           1          83
Interest expense                                343          --         343
Depreciation                                    209          --         209
General and administrative expense               --          85          85
Segment profit (loss)                           220         (84)        136


  Nine Months Ended September 30, 2000   Residential     Other      Totals

Rental income                              $ 3,653       $   --    $ 3,653
Other income                                   223            1        224
Interest expense                             1,040           --      1,040
Depreciation                                   607           --        607
General and administrative expense              --          214        214
Segment profit (loss)                          648         (213)       435
Total assets                                18,082            8     18,090
Capital expenditures for investment
  properties                                   459           --        459


  Three Months Ended September 30, 1999  Residential     Other      Totals

Rental income                            $ 1,174       $   --     $ 1,174
Other income                                  70            3          73
Interest expense                             352           --         352
Depreciation                                 184           --         184
General and administrative expense            --           47          47
Segment profit (loss)                        211          (44)        167


  Nine Months Ended September 30, 1999  Residential     Other      Totals

Rental income                            $ 3,583       $   --     $ 3,583
Other income                                 176           19         195
Interest expense                           1,053           --       1,053
Depreciation                                 537           --         537
General and administrative expense            --          196         196
Segment profit (loss)                        661         (177)        484
Total assets                              18,232          164      18,396
Capital expenditures for investment
  properties                                 401           --         401

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999.

                                                  Average Occupancy
      Property                                     2000       1999

      Oak Run Apartments                            93%        92%
         Dallas, Texas
      Overlook Point Apartments                     96%        96%
         Salt Lake City, Utah

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $435,000 as compared to approximately $484,000 for the same period in 1999. The Partnership's net income for the three months ended September 30, 2000 was approximately $136,000 as compared to approximately $167,000 for the same period in 1999. The decrease in net income for the three and nine months ended September 30, 2000 from the corresponding periods in 1999 was due to an increase in total expenses, which more than offset the increase in total revenues. Total revenues for the three and nine month periods ended September 30, 2000 increased due to an increase in rental and other income. The increase in rental income is attributable to an increase in average rental rates at Oak Run Apartments, partially offset by an increase in concessions. The increase in other income is attributable to an increase in cable television fees received from tenants at both investment properties, late charges and utility fees at Oak Run Apartments and was partially offset by a decrease in telephone commission fees at Overlook Point Apartments.

Total expenses increased for the three and nine month periods ended September 30, 2000 primarily due to an increase in operating, general and administrative, and depreciation expenses. Operating expense increased due to increases in various property expenses including salaries and related benefits, utilities, and commissions. These increases were partially offset by decreases in repair and maintenance and a decrease in insurance premiums at Oak Run Apartments. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Partially offsetting this increase was a decrease in the Corporate Franchise tax paid to the state of Texas by Oak Run, LLC., a limited liability corporation wholly-owned by the Partnership. All other expenses remained relatively constant for the comparable periods.

Included in general and administrative expense at both September 30, 2000 and 1999 are management reimbursements, as discussed above, and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of both investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,040,000 as compared to approximately $832,000 at September 30, 1999. Cash and cash equivalents increased approximately $578,000 for the nine month period ended September 30, 2000 from the Partnership's fiscal year end. The increase in cash and cash equivalents is due primarily to approximately $1,366,000 of cash provided by operating activities, which more than offset approximately $414,000 of cash used in investing activities and approximately $374,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and replacements and was partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of a distribution to the partners and payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in a money market account.

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

Oak Run Apartments: For 2000, the Partnership has budgeted approximately $375,000 for capital improvements at Oak Run Apartments consisting of appliance, plumbing and flooring replacements, interior decorations, and parking lot and structural improvements. As of September 30, 2000 the property has spent approximately  $165,000  in  capital  expenditures  at the  property  consisting primarily  of  appliances,  water  heaters,  floor  covering  replacements,  and interior decoration. These improvements were funded from operations and replacement reserves.

Overlook Point Apartments: For 2000, the Partnership has budgeted approximately $265,000 for capital improvements at Overlook Point Apartments consisting of appliance, plumbing and flooring replacements. As of September 30, 2000 the property has spent approximately $294,000 in budgeted and unbudgeted capital expenditures at the property consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,069,000 is amortized over thirty years with balloon payments of approximately $8,127,000 and $9,728,000 due on October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit) during the nine months ended September 30, 2000. Subsequent to September 30, 2000, the Partnership declared and paid a distribution from prior cumulative undistributed sale and refinancing proceeds of approximately $484,000, of which approximately $479,000 is allocable to the limited partners ($6.39 per limited partnership unit). The Registrant made cash distributions of approximately $1,200,000 from surplus funds, of which approximately $1,188,000 was paid to limited partners ($15.84 per limited partnership unit) during the nine months ended September 30, 1999. A cash distribution of approximately $420,000 was declared during the third quarter of 1999 and paid from surplus funds in October 1999, approximately $416,000 of which was paid to limited partners ($5.54 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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