Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XVIII
filed 2001-03-29
CIK 704271

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,183,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust (See "Transfer of Control"). The Partnership agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000. The net proceeds of the offering were used to acquire twelve income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. The Registrant continues to own and operate the two remaining properties. See "Item 2. Description of Properties".

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                 Date of
Property                         Purchase     Type of Ownership           Use

Overlook Point Apartments          07/83    Fee ownership subject     Apartments
  Salt Lake City, Utah                      to first mortgage          304 units

Oak Run Apartments                 11/83    Fee ownership subject     Apartments
  Dallas, Texas                             to first mortgage (1)      420 units

(1) The property was held by Oak Run, LLC in which the Registrant was the sole owner. Effective December 1999, Oak Run LLC's interest in Oak Run Apartments was transferred to Oak Run, LP in which the Registrant owns, on a fully liquidated basis, a 100% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Carrying   Accumulated                        Federal
Property                       Value    Depreciation    Rate     Method    Tax Basis
                                  (in thousands)                         (in thousands)

Overlook Point Apartments     $10,970      $ 5,404    5-30 yrs    S/L       $ 2,167
Oak Run Apartments             17,442        6,612    5-30 yrs    S/L         6,336

                              $28,412      $12,016                          $ 8,503

See "Item 7. Financial Statements - Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
      Property              2000         Rate     Amortized    Date     Maturity (1)
                       (in thousands)                                  (in thousands)
Overlook Point
  Apartments              $ 8,757        6.33%    30 years    09/2005      $ 8,127
Oak Run Apartments         10,255        7.36%    30 years    10/2004        9,728

                          $19,012                                          $17,855

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other more specific details as to the terms of the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                             2000         1999         2000        1999
 Overlook Point Apartments           $7,457       $7,433         96%         96%
 Oak Run Apartments                   7,415        7,108         93%         92%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                      2000            2000
                                    Billing           Rate
                                 (in thousands)

Overlook Point Apartments             $104            0.76%
Oak Run Apartments                     380            2.72%

Capital Improvements

Overlook Point Apartments: The Partnership completed approximately $323,000 in capital expenditures at Overlook Point Apartments during the year ended December 31, 2000, consisting primarily of floor covering, appliance, and plumbing replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $83,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Oak Run Apartments: The Partnership completed approximately $225,000 in capital expenditures at Oak Run Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements, structural enhancements, interior improvements and other improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $115,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership has 75,000 units outstanding held by 3,618 Limited Partners of record at December 31, 2000. Affiliates of the Managing General Partner owned 39,555.5 or 52.74% of the limited partnership units at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                         Aggregate           Per Unit
                                      (in thousands)

       01/01/99 - 12/31/99               $1,620 (1)           $21.39
       01/01/00 - 12/31/00                  703 (1)             9.28
      Subsequent to 12/31/00                390 (1)             5.15

(1) Distributions were made from prior cumulative undistributed sale and refinancing proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 39,555.5 limited partnership units in the Partnership representing 52.74% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $95.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 342 units resulting in its total ownership being increased to 39,897.5 units or 53.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each unit acquired.

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

Results of Operations

The Registrant's net income for year ended December 31, 2000 was approximately $496,000 as compared to approximately $540,000 for the year ended December 31, 1999. Net income decreased due to an increase in total expenses, which more than offset an increase in total revenues. The increase in total revenues is attributable to an increase in rental and other income. The increase in rental income is the result of an increase in average annual rental rates at both investment properties as well as an increase in average occupancy at Oak Run Apartments, partially offset by an increase in concessions. Other income increased due to an increase in cable television fees received from tenants at both investment properties and late charges and utility fees at Oak Run Apartments, partially offset by a reduction in telephone commission fees at Overlook Point Apartments.

Total expenses increased primarily due to increases in operating expenses and depreciation expense. Operating expenses increased primarily due to increases in employee related expenses and utilities, particularly natural gas and water costs. The increase in depreciation expense is the result of capital improvements and replacements during 2000 and 1999 now being depreciated.

Included in general and administrative expenses at both December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $870,000 as compared to approximately $462,000 at December 31, 1999, an increase of approximately $408,000. The increase in cash and cash equivalents is primarily due to approximately $1,747,000 of cash provided by operating activities. This increase was offset by approximately $914,000 of cash used in financing activities and approximately $425,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of capital improvements and replacements, offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest-bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $275 per unit or $199,100. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,012,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due in October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $703,000 (approximately $696,000 to the limited partners or $9.28 per limited partnership unit) and $1,620,000 (approximately $1,604,000 to the limited partners or $21.39 per limited partnership unit) were made during the years ended December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $390,000 were declared and paid (approximately $386,000 to the limited partners or $5.15 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 39,555.5 limited partnership units in the Partnership representing 52.74% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $95.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 342 units resulting in its total ownership being increased to 39,897.5 units or 53.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each unit acquired.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young, LLP Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVIII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $   870
   Receivables and deposits                                                       57
   Restricted escrows                                                             31
   Other assets                                                                  270
   Investment properties (Notes C and F):
      Land                                                    $ 7,296
      Buildings and related personal property                   21,116
                                                                28,412
      Less accumulated depreciation                            (12,016)       16,396
                                                                            $ 17,624

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $   65
   Other liabilities                                                             188
   Accrued property taxes                                                        367
   Tenant security deposit liabilities                                            76
   Mortgage notes payable (Note C)                                            19,012

Partners' (Deficit) Capital
   General partner                                            $ (6,254)
   Limited partners (75,000 units
      issued and outstanding)                                    4,170        (2,084)
                                                                            $ 17,624

           See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 4,879      $ 4,790
   Other income                                                  304          258
      Total revenues                                           5,183        5,048

Expenses:
   Operating                                                   1,749        1,623
   General and administrative                                    277          290
   Depreciation                                                  822          721
   Interest                                                    1,377        1,404
   Property tax                                                  462          470
      Total expenses                                           4,687        4,508

Net income                                                   $   496      $   540

Net income allocated to general partner                      $    50      $    53
Net income allocated to limited partners                         446          487

                                                             $   496      $   540

Net income per limited partnership unit                      $  5.95      $  6.49

Distributions per limited partnership unit                   $  9.28      $ 21.39

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVIII
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                         Limited
                                       Partnership     General    Limited
                                          Units        Partner    Partners    Total

Original capital contributions            75,000       $    --    $75,000    $75,000

Partners' (deficit) capital at
   December 31, 1998                      75,000       $(6,334)   $ 5,537     $ (797)

Distributions to partners                     --           (16)    (1,604)    (1,620)

Net income for the year ended
   December 31, 1999                          --            53        487        540

Partners' (deficit) capital at
   December 31, 1999                      75,000        (6,297)     4,420     (1,877)

Distributions to partners                     --            (7)      (696)      (703)

Net income for the year ended
   December 31, 2000                          --            50        446        496

Partners' (deficit) capital at
   December 31, 2000                      75,000       $(6,254)   $ 4,170    $(2,084)

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  496        $ 540
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   822          721
     Amortization of loan costs                                      63           71
     Change in accounts:
      Receivables and deposits                                      397           47
      Other assets                                                    4           (5)
      Accounts payable                                                3           41
      Other liabilities                                             (45)          56
      Accrued property taxes                                          1           18
      Tenant security deposit liabilities                             6          (16)

        Net cash provided by operating activities                 1,747        1,473

Cash flows from investing activities:
  Property improvements and replacements                           (548)        (721)
  Net withdrawals from restricted escrows                           123           87

        Net cash used in investing activities                      (425)        (634)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (211)        (234)
  Distributions to partners                                        (703)      (1,620)

        Net cash used in financing activities                      (914)      (1,854)

Net increase (decrease) in cash and cash equivalents                408       (1,015)

Cash and cash equivalents at beginning of year                      462        1,477

Cash and cash equivalents at end of year                         $  870      $   462

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,207      $ 1,443

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". As of December 31, 2000, the Partnership operates two residential apartment complexes located in Texas and Utah. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

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

At December 31, 2000 approximately $2,336,000 of cumulative net proceeds from sales and refinancings remained undistributed. Therefore, future distributions will be distributed in accordance with the previous paragraph until the cumulative net proceeds from sales and refinancings are fully distributed.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $752,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $415,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 2000, accumulated amortization is approximately $185,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $110,000 and $103,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                        Principal     Monthly                            Principal
                        Balance At    Payment    Stated                   Balance
                       December 31,  Including  Interest   Maturity        Due At
        Property           2000       Interest    Rate       Date         Maturity
                           (in thousands)                              (in thousands)
Overlook Point
  Apartments             $ 8,757       $  56      6.33%     09/2005       $ 8,127
Oak Run Apartments        10,255          73      7.36%     10/2004         9,728

                         $19,012       $ 129                              $17,855

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

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                            2001               $   246
                            2002                   264
                            2003                   283
                            2004                 9,990
                            2005                 8,229
                                               $19,012

Note D - Income Taxes

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income:

                                                     2000          1999
Net income as reported                              $  496        $  540
Add (deduct):
  Depreciation differences                             374           212
  Other                                                (51)           49
Federal taxable income                              $  819        $  801
Federal taxable income per limited
  partnership unit                                  $ 9.84        $ 9.62

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2000
Net liabilities as reported                    $(2,084)
Land and buildings                               1,195
Accumulated depreciation                        (9,088)
Syndication and distribution costs               9,592
Other                                              136
Net liabilities - Federal tax basis             $ (249)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expense)         $262      $254
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                     184       126

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $262,000 and $254,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $184,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2000 and 1999, no amounts were paid to the Managing General Partner.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 39,555.5 limited partnership units in the Partnership representing 52.74% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $95.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 342 units resulting in its total ownership being increased to 39,897.5 units or 53.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each unit acquired.

Note F - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings          Costs
                                                         and Related      Capitalized
                                                          Personal       Subsequent to
     Description           Encumbrances       Land        Property        Acquisition
                          (in thousands)                                (in thousands)

Overlook Point
  Apartments                 $ 8,757         $ 1,082       $ 8,225          $ 1,663
Oak Run Apartments            10,255           6,218         8,713            2,511

Total                        $19,012         $ 7,300       $16,938          $ 4,174


                        Gross Amount At Which Carried
                             At December 31, 2000
                                (in thousands)

                                     Buildings
                                     And Related
                                      Personal            Accumulated    Date    Depreciable
      Description           Land     Property    Total   Depreciation  Acquired     Life
                                       (in thousands)

Overlook Point Apartments  $ 1,078    $ 9,892   $10,970    $ 5,404     07/83      5-30 yrs
Oak Run Apartments           6,218     11,224    17,442      6,612     11/83      5-30 yrs

Total                      $ 7,296    $21,116   $28,412    $12,016


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
Investment Properties                                (in thousands)
Balance at beginning of year                    $27,864          $27,143
    Property improvements                           548              721
Balance at end of year                          $28,412          $27,864

Accumulated Depreciation
Balance at beginning of year                    $11,194          $10,473
    Additions charged to expense                    822              721
Balance at end of year                          $12,016          $11,194

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2000 and 1999, is approximately $29,607,000 and $29,045,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $21,104,000 and $20,658,000, respectively.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Distributions

Cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $703,000 (approximately $696,000 to the limited partners or $9.28 per limited partnership unit) and $1,620,000 (approximately $1,604,000 to the limited partners or $21.39 per limited partnership unit) were made during the years ended December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $390,000 were declared and paid (approximately $386,000 to the limited partners or $5.15 per limited partnership unit).


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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $36,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Partners.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 2000.

               Name of                                         Percentage
          Beneficial Owner                Number of Units       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    21,717.0            28.96%
Madison River Properties, LLC
  (an affiliate of AIMCO)                     5,259.5             7.01%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    12,479.0            16.64%
Fox Capital Management Company
  (an affiliate of AIMCO)                       100.0             0.13%

Madison River Properties, LLC and Insignia Properties LP and Fox Capital Management Company are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees                                         $262      $254
 Reimbursement for services of affiliates                          184       126

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $262,000 and $254,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $184,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2000 and 1999, no amounts were paid to the Managing General Partner.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 39,555.5 limited partnership units in the Partnership representing 52.74% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $95.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 342 units resulting in its total ownership being increased to 39,897.5 units or 53.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each unit acquired.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

          None.

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY PROPERTIES FUND XVIII


                                    By:   Fox Partners
                                          General Partner


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


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


/s/Patrick J. Foye            Date:
Patrick J. Foye
Executive Vice President
and Director


/s/Martha L. Long             Date:
Martha L. Long
Senior Vice President and
Controller

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