Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XVIII
filed 2001-05-10
CIK 704271

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

                   For the quarterly period ended March 31, 2001


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                                 $  376
   Receivables and deposits                                                      57
   Restricted escrows                                                            58
   Other assets                                                                 305
   Investment properties:
      Land                                                   $  7,296
      Buildings and related personal property                  21,188
                                                               28,484
      Less accumulated depreciation                           (12,229)       16,255
                                                                           $ 17,051
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   46
   Other liabilities                                                            203
   Accrued property taxes                                                       126
   Tenant security deposit liabilities                                           70
   Mortgage notes payable                                                    18,952

Partners' (Deficit) Capital
   General partner                                           $ (6,245)
   Limited partners (75,000 units issued and
      outstanding)                                              3,899        (2,346)
                                                                           $ 17,051



            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                            Three Months Ended
                                                                March 31,
                                                           2001             2000
Revenues:
   Rental income                                         $ 1,247           $ 1,193
   Other income                                               76                59
      Total revenues                                       1,323             1,252

Expenses:
   Operating                                                 417               403
   General and administrative                                 88                56
   Depreciation                                              213               196
   Interest                                                  341               348
   Property tax                                              136               111
      Total expenses                                       1,195             1,114

Net income                                                $  128             $ 138

Net income allocated to general partner (9.9%)             $  13             $  14
Net income allocated to limited partners (90.1%)             115               124
                                                          $  128             $ 138

Net income per limited partnership unit                   $ 1.53            $ 1.65

Distributions per limited partnership unit                $ 5.15            $ 2.91

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XVIII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficit) capital
   at December 31, 2000               75,000      $(6,254)     $ 4,170      $(2,084)

Distributions to partners                 --           (4)        (386)        (390)

Net income for the three months
   ended March 31, 2001                   --           13          115          128

Partners' (deficit) capital
   at March 31, 2001                  75,000      $(6,245)     $ 3,899      $(2,346)

            See Accompanying Notes to Consolidated Financial Statements




d)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2001         2000
Cash flows from operating activities:
  Net income                                                        $  128        $ 138
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                      213          196
     Amortization of loan costs                                         14           19
     Change in accounts:
      Receivables and deposits                                          --          378
      Other assets                                                     (49)         (32)
      Accounts payable                                                 (19)         (21)
      Other liabilities                                                 15          (39)
      Accrued property taxes                                          (241)        (246)
      Tenant security deposit liabilities                               (6)          (1)
        Net cash provided by operating activities                       55          392

Cash flows from investing activities:
  Property improvements and replacements                               (72)        (188)
  Net deposits to restricted escrows                                   (27)         (27)
        Net cash used in investing activities                          (99)        (215)

Cash flows used in financing activities:
  Distributions to partners                                           (390)        (220)
  Payments on mortgage notes payable                                   (60)         (39)
        Net cash used in financing activities                         (450)        (259)

Net decrease in cash and cash equivalents                             (494)         (82)
Cash and cash equivalents at beginning of period                       870          462
Cash and cash equivalents at end of period                          $  376        $ 380

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $  327        $ 218

            See Accompanying Notes to Consolidated Financial Statements


e)

                          CENTURY PROPERTIES FUND XVIII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Principles of Consolidation

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned partnership, Oak Run LP, the entity which holds title to Oak Run Apartments.

Segment Reporting

Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 67      $ 64
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                       55        30

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $67,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $55,000 and $30,000 for the three months ended March 31, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,897.5 limited partnership units in the Partnership representing 53.20% of the total outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.20% of the total outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each unit acquired.

Note C - Distributions

During the three months ended March 31, 2001, the Registrant made cash distributions of approximately $390,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $386,000 was paid to the limited partners ($5.15 per limited partnership unit). During the three months ended March 31, 2000, the Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit).

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000

                                                   Average Occupancy
      Property                                      2001       2000

      Oak Run Apartments                            93%        92%
        Dallas, Texas
      Overlook Point Apartments                     95%        93%
        Salt Lake City, Utah

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $128,000 as compared to approximately $138,000 for the same period in 2000. The decrease in net income was due to an increase in total expenses, which was partially offset by an increase in total revenues. The increase in total revenues was primarily due to an increase in rental revenues and other income. Rental revenues increased due to increased rental rates and occupancy at both of the investment properties. Other income increased due to an increase in interest income as a result of higher cash balances being maintained in interest bearing accounts.

Total expenses increased due to increases in depreciation, property tax, operating and general and administrative expenses. Depreciation expense increased due to property additions during the past twelve months. The increase in operating expense was attributable to an increase in salaries and related employee benefits. Property tax expense increased due to an increase in the assessed value of Oak Run Apartments by the taxing authorities.

General and administrative expense increased due to an increase in the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $376,000 as compared to approximately $380,000 at March 31, 2000. Cash and cash equivalents decreased approximately $494,000 for the three month period ended March 31, 2001 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $450,000 of cash used in financing activities and approximately $99,000 of cash used in investing activities, which more than offset approximately $55,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Oak Run Apartments: For 2001, the Partnership has budgeted approximately $126,000 for capital improvements at Oak Run Apartments consisting of appliance, plumbing and floor covering replacements and interior decorations. As of March 31, 2001 the property has spent approximately $42,000 in capital expenditures at the property consisting primarily of interior decorations and floor covering replacements. These improvements were funded from operations.

Overlook Point Apartments: For 2001, the Partnership has budgeted approximately $84,000 for capital improvements at Overlook Point Apartments consisting of appliance, plumbing and floor covering replacements. As of March 31, 2001 the property has spent approximately $30,000 in capital expenditures at the property consisting primarily of appliance and floor covering replacements. These improvements were funded from operations.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,952,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due on October 2004, and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Registrant made cash distributions of approximately $390,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $386,000 was paid to the limited partners ($5.15 per limited partnership unit). During the three months ended March 31, 2000, the Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,897.5 limited partnership units in the Partnership representing 53.20% of the total outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.20% of the total outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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