Form 10QSB
period 2001-06-30
CENTURY PROPERTIES FUND XVIII
filed 2001-08-08
CIK 704271

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001


Assets
   Cash and cash equivalents                                                 $  700
   Receivables and deposits                                                      70
   Restricted escrows                                                            59
   Other assets                                                                 276
   Investment properties:
      Land                                                   $ 7,296
      Buildings and related personal property                  21,263
                                                               28,559
      Less accumulated depreciation                           (12,445)       16,114
                                                                           $ 17,219
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 36
   Tenant security deposit liabilities                                           73
   Accrued property taxes                                                       276
   Other liabilities                                                            312
   Mortgage notes payable                                                    18,891

Partners' (Deficit) Capital
   General partner                                           $ (6,241)
   Limited partners (75,000 units issued and
      outstanding)                                              3,872        (2,369)
                                                                           $ 17,219



            See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                     2001           2000           2001           2000
Revenues:
  Rental income                    $ 1,234        $ 1,232         $ 2,481       $ 2,425
  Other income                          81             82             157           141
      Total revenues                 1,315          1,314           2,638         2,566

Expenses:
   Operating                           458            410             875           813
   General and administrative          104             73             192           129
   Depreciation                        216            202             429           398
   Interest                            337            349             678           697
   Property tax                        150            119             286           230
      Total expenses                 1,265          1,153           2,460         2,267

Net income                           $ 50          $ 161           $ 178         $ 299

Net income allocated to
  general partner (9.9%)             $ 5            $ 16           $ 18           $ 30
Net income allocated to
   limited partners (90.1%)             45            145             160           269

                                     $ 50          $ 161           $ 178         $ 299

Net income per limited
  partnership unit                  $ 0.60         $ 1.93         $ 2.13         $ 3.59

Distributions per limited
  partnership unit                  $ 0.96          $ --          $ 6.11         $ 2.91

            See Accompanying Notes to Consolidated Financial Statements


c)

                           CENTURY PROPERTIES FUND XVIII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000      $75,000

Partners' (deficit) capital
   at December 31, 2000               75,000     $(6,254)     $ 4,170      $(2,084)

Distributions to partners                 --          (5)        (458)        (463)

Net income for the six months
   ended June 30, 2001                    --          18          160          178

Partners' (deficit) capital
   at June 30, 2001                   75,000     $(6,241)     $ 3,872      $(2,369)


            See Accompanying Notes to Consolidated Financial Statements


d)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 178        $ 299
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   429          398
     Amortization of loan costs                                      25           38
     Change in accounts:
      Receivables and deposits                                      (13)         337
      Other assets                                                  (31)         (16)
      Accounts payable                                              (29)         (17)
      Tenant security deposit liabilities                            (3)           8
      Accrued property taxes                                        (91)        (128)
      Other liabilities                                             124          (41)
        Net cash provided by operating activities                   589          878

Cash flows from investing activities:
  Property improvements and replacements                           (147)        (354)
  Net deposits to restricted escrows                                (28)         (55)
        Net cash used in investing activities                      (175)        (409)

Cash flows from financing activities:
  Distributions to partners                                        (463)        (220)
  Payments on mortgage notes payable                               (121)         (96)
        Net cash used in financing activities                      (584)        (316)

Net (decrease) increase in cash and cash equivalents               (170)         153
Cash and cash equivalents at beginning of period                    870          462
Cash and cash equivalents at end of period                       $ 700        $ 615

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 653        $ 548

            See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVIII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned partnership, Oak Run LP, which holds title to Oak Run Apartments.

Segment Reporting

Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $133      $130
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                      118        68

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $133,000 and $130,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $118,000 and $68,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

AIMCO and its affiliates owned 40,167.50 limited partnership units (the "Units") in the Partnership representing 53.56% of the total outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.56% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired.

Note C - Distributions

During the six months ended June 30, 2001, the Registrant declared and paid cash distributions of approximately $463,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $458,000 was paid to the limited partners ($6.11 per limited partnership unit). During the six months ended June 30, 2000, the Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit).

Note D - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000.

                                                   Average Occupancy
      Property                                      2001       2000

      Oak Run Apartments                            91%        93%
         Dallas, Texas
      Overlook Point Apartments                     95%        95%
         Salt Lake City, Utah

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $178,000 as compared to approximately $299,000 for the same period in 2000. The Partnership's net income for the three months ended June 30, 2001 was approximately $50,000 as compared to approximately $161,000 for the same period in 2000. The decrease in net income for the three and six month periods ended June 30, 2001 compared to the corresponding period in 2000 was due to an increase in total expenses, which for the six months ended June 30, 2001 was partially offset by an increase in total revenues. Total expenses increased due to increases in depreciation, property tax, operating and general and administrative expenses offset by a decrease in interest expense. Depreciation expense increased due to property improvements and replacements placed in service at both of the investment properties during the past twelve months. Property tax expense increased due to an increase in the assessed value of Oak Run Apartments by the taxing authorities. The increase in operating expenses was attributable to an increase in natural gas prices and salaries and related employee benefits.

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

Total revenues for the six month period ended June 30, 2001 increased due to an increase in rental and other income. The increase in rental income is attributable to an increase in average rental rates at both properties which more than offset a decrease in occupancy at Oak Run Apartments. The increase in other income is attributable to an increase in interest income as a result of higher average cash balances being maintained in interest bearing accounts. Total revenues remained constant during the three month period ended June 30, 2001 as compared to the same period of 2000.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $700,000 as compared to approximately $615,000 at June 30, 2000. Cash and cash equivalents decreased approximately $170,000 since December 31, 2000 due to approximately $584,000 and $175,000 of cash used in financing and investing activities, respectively, partially offset by approximately $589,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, and to a lesser extent, principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Oak Run Apartments: For 2001, the Partnership budgeted approximately $126,000 for capital improvements at Oak Run Apartments consisting of appliance, plumbing and flooring covering replacements and interior decorations. During the six months ended June 30, 2001, the property spent approximately $83,000 in capital expenditures at the property consisting primarily of appliance and floor covering replacements, structural improvements and interior decoration. These improvements were funded from operations and replacement reserves.

Overlook Point Apartments: For 2001, the Partnership budgeted approximately $84,000 for capital improvements at Overlook Point Apartments consisting of appliance, plumbing and flooring replacements. During the six months ended June 30, 2001, the property spent approximately $64,000 in capital expenditures at the property consisting primarily of appliance and floor covering replacements and swimming pool improvements. These improvements were funded primarily from operations.

Additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,891,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due on October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Registrant declared and paid cash distributions of approximately $463,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $458,000 was paid to the limited partners ($6.11 per limited partnership unit). During the six months ended June 30, 2000, the Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 40,167.50 limited partnership units (the "Units") in the Partnership representing 53.56% of the total outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.56% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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