Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XVIII
filed 2001-11-08
CIK 704271

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 888
   Receivables and deposits                                                      34
   Restricted escrows                                                            58
   Other assets                                                                 289
   Investment properties:
      Land                                                   $ 7,296
      Buildings and related personal property                  21,332
                                                               28,628
      Less accumulated depreciation                           (12,656)       15,972
                                                                           $ 17,241
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 103
   Tenant security deposit liabilities                                           63
   Accrued property taxes                                                       411
   Other liabilities                                                            205
   Mortgage notes payable                                                    18,829

Partners' (Deficit) Capital
   General partner                                           $ (6,241)
   Limited partners (75,000 units issued and
      outstanding)                                              3,871        (2,370)
                                                                           $ 17,241



            See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                       2001           2000           2001          2000
Revenues:
  Rental income                      $ 1,185        $ 1,228        $ 3,666        $ 3,653
  Other income                            74             83            231            224
      Total revenues                   1,259          1,311          3,897          3,877

Expenses:
   Operating                             507            426          1,382          1,239
   General and administrative             77             85            269            214
   Depreciation                          211            209            640            607
   Interest                              330            343          1,008          1,040
   Property tax                          135            112            421            342
      Total expenses                   1,260          1,175          3,720          3,442

Net (loss) income                      $ (1)         $ 136          $ 177          $ 435

Net income allocated to
  general partner (9.9%)               $ --           $ 13           $ 18          $ 43
Net (loss) income allocated
   to limited partners (90.1%)            (1)           123            159            392

                                       $ (1)         $ 136          $ 177          $ 435

Net (loss) income per limited
  partnership unit                   $ (0.01)        $ 1.64         $ 2.12        $ 5.23

Distributions per limited
  partnership unit                     $ --           $ --          $ 6.11        $ 2.91

            See Accompanying Notes to Consolidated Financial Statements


c)

                           CENTURY PROPERTIES FUND XVIII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000      $75,000

Partners' (deficit) capital
   at December 31, 2000               75,000     $(6,254)     $ 4,170      $(2,084)

Distributions to partners                 --          (5)        (458)        (463)

Net income for the nine months
   ended September 30, 2001               --          18          159          177

Partners' (deficit) capital
   at September 30, 2001              75,000     $(6,241)     $ 3,871      $(2,370)

            See Accompanying Notes to Consolidated Financial Statements


d)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 177        $ 435
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   640          607
     Amortization of loan costs                                      30           52
     Change in accounts:
      Receivables and deposits                                       23          346
      Other assets                                                  (49)         (26)
      Due to affiliates                                              --           34
      Accounts payable                                               38          (24)
      Tenant security deposit liabilities                           (13)           4
      Accrued property taxes                                         44          (16)
      Other liabilities                                              17          (46)
        Net cash provided by operating activities                   907        1,366

Cash flows from investing activities:
  Property improvements and replacements                           (216)        (459)
  Net (deposits to) withdrawals from restricted escrows             (27)          45
        Net cash used in investing activities                      (243)        (414)

Cash flows from financing activities:
  Distributions to partners                                        (463)        (220)
  Payments on mortgage notes payable                               (183)        (154)
        Net cash used in financing activities                      (646)        (374)

Net increase in cash and cash equivalents                            18          578
Cash and cash equivalents at beginning of period                    870          462
Cash and cash equivalents at end of period                       $ 888       $ 1,040

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 978        $ 877

            See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVIII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $197      $196
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                            159       137

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $197,000 and $196,000 for the nine months ended September 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $159,000 and $137,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

AIMCO and its affiliates owned 40,204.50 limited partnership units (the "Units") in the Partnership representing 53.61% of the total outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.61% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

Note C - Distributions

During the nine months ended September 30, 2001, the Registrant declared and paid cash distributions of approximately $463,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $458,000 was paid to the limited partners ($6.11 per limited partnership unit). During the nine months ended September 30, 2000, the Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit).

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000.

                                                   Average Occupancy
      Property                                      2001       2000

      Oak Run Apartments                            89%        93%
         Dallas, Texas
      Overlook Point Apartments                     95%        96%
         Salt Lake City, Utah

Occupancy at Oak Run Apartments has decreased due to a softening market and an increase in competition from newer properties in the local market.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $177,000 compared to approximately $435,000 for the same period in 2000. The decrease in net income for the nine month period ended September 30, 2001 compared to the corresponding period in 2000 was due to an increase in total expenses, which was partially offset by an increase in total revenues. Total expenses increased due to increases in depreciation, property tax, operating and general and administrative expenses offset by a decrease in interest expense. Depreciation expense increased due to property improvements and replacements placed in service at both of the investment properties during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value of Oak Run Apartments by the taxing authorities. The increase in operating expenses was attributable to an increase in natural gas prices, salaries and related employee benefits and property insurance costs at both properties.

Total revenues for the nine month period ended September 30, 2001 increased due to an increase in rental and other income. The increase in rental income is attributable to an increase in average rental rates at both properties which more than offset a decrease in occupancy at Oak Run Apartments. The increase in other income is attributable to an increase in interest income as a result of higher average cash balances being maintained in interest bearing accounts.

The Partnership's net loss for the three months ended September 30, 2001 was approximately $1,000 compared to net income of approximately $136,000 for the same period in 2000. The decrease in net income for the three month period ended September 30, 2001 compared to the corresponding period in 2000 was due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating and property tax expenses. Operating expenses increased primarily due to increases in property insurance and salaries and related employee benefits. Property tax expense increased due to an increase in the assessed value of Oak Run Apartments by the taxing authorities.

Total revenues for the three month period ended September 30, 2001 decreased due to a decrease in rental and other income. The decrease in rental income is attributable to a decrease in occupancy at Oak Run Apartments partially offset by an increase in average rental rates at both properties. The decrease in other income is attributable to a decrease in interest income.

General and administrative expense increased for the nine months ended September 30, 2001 due to an increase in the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $888,000 compared to approximately $1,040,000 at September 30, 2000. Cash and cash equivalents increased approximately $18,000 since December 31, 2000 due to approximately $907,000 of cash provided by operating activities partially offset by approximately $646,000 and $243,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Oak Run Apartments: For 2001, the Partnership budgeted approximately $131,000 for capital improvements at Oak Run Apartments consisting of appliance, plumbing and flooring covering replacements and interior decorations. During the nine months ended September 30, 2001, the property spent approximately $135,000 in budgeted and unbudgeted capital expenditures at the property consisting primarily of appliance and floor covering replacements, structural improvements, interior decoration and air conditioning upgrades. These improvements were funded from operations and replacement reserves.

Overlook Point Apartments: For 2001, the Partnership budgeted approximately $91,000 for capital improvements at Overlook Point Apartments consisting of appliance, plumbing and flooring replacements. During the nine months ended September 30, 2001, the property spent approximately $81,000 in capital expenditures at the property consisting primarily of appliance and floor covering replacements, swimming pool improvements, major landscaping and appliances. These improvements were funded primarily from operations.

Additional capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,829,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due in October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Registrant declared and paid cash distributions of approximately $463,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $458,000 was paid to the limited partners ($6.11 per limited partnership unit). During the nine months ended September 30, 2000, the Registrant made a cash distribution of approximately $220,000 from prior cumulative undistributed sale and refinancing proceeds, of which approximately $218,000 was paid to the limited partners ($2.91 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 40,204.50 limited partnership units (the "Units") in the Partnership representing 53.61% of the total outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.61% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote its Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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