Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XVIII
filed 2002-03-29
CIK 704271

FORM 10-KSB-- ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934     [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $5,122,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000 pursuant to a Registration Statement filed with the Securities and Exchange Commission. The net proceeds of the offering were used to acquire 12 income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. The Registrant continues to own and operate the two remaining properties. See "Item 2. Description of Properties".

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management services are performed at the Partnership's properties by an affiliate of the Managing General Partner.

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

The following table sets forth the Partnership's investment in properties:

                                 Date of
Property                         Purchase     Type of Ownership            Use

Overlook Point Apartments          07/83    Fee ownership subject      Apartments
  Salt Lake City, Utah                      to first mortgage           304 units

Oak Run Apartments                 11/83    Fee ownership subject      Apartments
  Dallas, Texas                             to first mortgage (1)       420 units

(1) The property is held by Oak Run, LP in which the Registrant owns, on a fully liquidated basis, a 100% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Carrying   Accumulated                        Federal
Property                       Value    Depreciation    Rate     Method    Tax Basis
                                  (in thousands)                         (in thousands)

Overlook Point Apartments     $11,064      $ 5,810    5-30 yrs    S/L       $ 2,090
Oak Run Apartments             17,602        7,060    5-30 yrs    S/L         6,195

                              $28,666      $12,870                          $ 8,285

See "Item 7. Financial Statements - Note A" to the consolidated financial statements for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
      Property              2001         Rate     Amortized    Date     Maturity (1)
                       (in thousands)                                  (in thousands)
Overlook Point
  Apartments              $ 8,637        6.33%    30 years    09/2005      $ 8,127
Oak Run Apartments         10,128        7.36%    30 years    10/2004        9,728

                          $18,765                                          $17,855

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other more specific details as to the terms of the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for each property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                             2001         2000         2001        2000
 Overlook Point Apartments           $7,633       $7,457         95%         96%
 Oak Run Apartments                   7,594        7,415         87%         93%

Occupancy at Oak Run Apartments has decreased due to a softening market and an increase in competition from newer properties in the local market. Management is implementing new marketing strategies which may include lowering rental rates to make Oak Run Apartments more competitive within its market.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                      2001            2001
                                    Billing           Rate
                                 (in thousands)

Overlook Point Apartments             $106            0.77%
Oak Run Apartments                     366            2.73%

Capital Improvements

Overlook Point Apartments: The Partnership completed approximately $94,000 in capital expenditures at Overlook Point Apartments during the year ended December 31, 2001, consisting primarily of floor covering, appliance replacements, and landscaping enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $91,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oak Run Apartments: The Partnership completed approximately $160,000 in capital expenditures at Oak Run Apartments during the year ended December 31, 2001, consisting primarily of floor covering, interior design decoration, structural enhancements, air conditioning upgrades and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $126,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership has 75,000 units outstanding held by 3,507 Limited Partners of record at December 31, 2001. Affiliates of the Managing General Partner owned 40,299.50 or 53.73% of the limited partnership units at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 from prior cumulative undistributed sale and refinancing proceeds (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                        Aggregate            Per Unit
                                      (in thousands)

       01/01/00 - 12/31/00                $ 703               $ 9.28
       01/01/01 - 12/31/01                  754                 9.95

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

AIMCO and its affiliates owned 40,299.50 limited partnership units (the "Units") in the Partnership representing 53.73% of the total outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.73% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

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

Results of Operations

The   Registrant's  net  income  for  the  year  ended  December  31,  2001  was approximately $215,000 compared to approximately $496,000 for the year ended December 31, 2000. The decrease in net income was due to an increase in total expenses and a slight decrease in total revenues. Total expenses increased due to increases in operating, depreciation and general and administrative expenses. Operating expense increased due to an increase in natural gas prices, salaries and related employee benefits and property insurance costs at both properties. The increase in depreciation expense was attributable to property improvements and replacements placed into service at both of the investment properties during the past twelve months which are now being depreciated.

General and administrative expense increased for the year ended December 31, 2001 due to an increase in professional services as well as the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the year ended December 31, 2001 due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is attributable to a decrease in occupancy at Oak Run Apartments partially offset by an increase in average rental rates at both properties. The increase in other income was primarily due to an increase in tenant reimbursements at Overlook Point Apartments.

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

Capital Resources and Liquidity

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $613,000 compared to approximately $870,000 at December 31, 2000, a decrease of approximately $257,000. The decrease is due to approximately $1,001,000 and $300,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,044,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest-bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $217,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,765,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due in October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $754,000 (approximately $746,000 to the limited partners or $9.95 per limited partnership unit) and $703,000 (approximately $696,000 to the limited partners or $9.28 per limited partnership unit) were made during the years ended December 31, 2001 and 2000, respectively. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2002 or subsequent periods.

AIMCO and its affiliates owned 40,299.50 limited partnership units (the "Units") in the Partnership representing 53.73% of the total outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.73% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVIII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   613
   Receivables and deposits                                                       46
   Restricted escrows                                                             77
   Other assets                                                                  224
   Investment properties (Notes B and E):
      Land                                                    $ 7,296
      Buildings and related personal property                   21,370
                                                                28,666
      Less accumulated depreciation                            (12,870)       15,796
                                                                            $ 16,756

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 85
   Other liabilities                                                             109
   Accrued property taxes                                                        366
   Tenant security deposit liabilities                                            54
   Mortgage notes payable (Note B)                                            18,765

Partners' (Deficit) Capital
   General partner                                            $ (6,241)
   Limited partners (75,000 units
      issued and outstanding)                                    3,618        (2,623)
                                                                            $ 16,756

        See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 4,754      $ 4,879
   Other income                                                  368          304
      Total revenues                                           5,122        5,183

Expenses:
   Operating                                                   1,887        1,749
   General and administrative                                    342          277
   Depreciation                                                  854          822
   Interest                                                    1,339        1,377
   Property tax                                                  485          462
      Total expenses                                           4,907        4,687

Net income                                                    $ 215        $ 496

Net income allocated to general partner                       $ 21         $ 50
Net income allocated to limited partners                         194          446

                                                              $ 215        $ 496

Net income per limited partnership unit                      $ 2.59       $ 5.95

Distributions per limited partnership unit                   $ 9.95       $ 9.28

        See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES FUND XVIII
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership     General    Limited
                                          Units        Partner    Partners    Total

Original capital contributions            75,000        $ --      $75,000    $75,000

Partners' (deficit) capital at
   December 31, 1999                      75,000       $(6,297)   $ 4,420    $(1,877)

Distributions to partners                     --            (7)      (696)      (703)

Net income for the year ended
   December 31, 2000                          --            50        446        496

Partners' (deficit) capital at
   December 31, 2000                      75,000        (6,254)     4,170     (2,084)

Distributions to partners                     --            (8)      (746)      (754)

Net income for the year ended
   December 31, 2001                          --            21        194        215

Partners' (deficit) capital at
   December 31, 2001                      75,000       $(6,241)   $ 3,618    $(2,623)

        See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 215        $ 496
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   854          822
     Amortization of loan costs                                      39           63
     Change in accounts:
      Receivables and deposits                                       11          397
      Other assets                                                    7            4
      Accounts payable                                               20            3
      Other liabilities                                             (79)         (45)
      Accrued property taxes                                         (1)           1
      Tenant security deposit liabilities                           (22)           6
        Net cash provided by operating activities                 1,044        1,747

Cash flows from investing activities:
  Property improvements and replacements                           (254)        (548)
  Net (deposits to) withdrawals from restricted escrows             (46)         123
        Net cash used in investing activities                      (300)        (425)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (247)        (211)
  Distributions to partners                                        (754)        (703)
        Net cash used in financing activities                    (1,001)        (914)

Net (decrease) increase in cash and cash equivalents               (257)         408
Cash and cash equivalents at beginning of year                      870          462

Cash and cash equivalents at end of year                         $ 613        $ 870

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,364      $ 1,207

        See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"). As of December 31, 2001, the Partnership operates two residential apartment complexes located in Texas and Utah. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

Principles of Consolidation: The Partnership's financial statements include the accounts of the Partnership and its wholly-owned partnership, Oak Run LP, the entity which holds title to Oak Run Apartments. All interpartnership transactions and balances have been eliminated in consolidation.

Allocations to Partners: Net income, losses and cash available for distribution (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated (i) 9% to the General Partner and (ii) the remainder allocated 1% to the General Partner and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership properties shall be allocated; (i) first to the General Partner to the extent it is entitled to receive distributions of cash pursuant to the above and from the sale or disposition of properties (ii) next, until such time as the General Partner does not have a deficit in its capital account, 10% to the General Partner and 90% to the Limited Partnership Unitholders, and (iii) to the Limited Partnership Unitholders.

Cash from sales or other dispositions, or refinancing and working capital reserves are distributed 99% to the Limited Partnership Unitholders and 1% to the General Partner, until: (i) each Limited Partnership Unitholder receives an amount which equals the total of their original invested capital contributed for his Limited Partnership Units and (ii) a sum equal to 8% per year, as determined on a cumulative, non-compounded basis, on the Adjusted Invested Capital, as adjusted from time to time, of such Limited Partnership Unitholder, calculated from the first day of the month in which he was admitted as a Limited Partner. Thereafter, the General Partner will receive 15% of any additional cash from sales or refinancing and working capital reserve available for distribution and, finally, the remainder of such being allocated 99% to the Limited Partnership Unitholders and 1% to the General Partner. Upon sale of all properties and termination of the Partnership, the General Partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

At December 31, 2001 approximately $1,582,000 of cumulative net proceeds from sales and refinancings remained undistributed. Therefore, future distributions will be distributed in accordance with the previous paragraph until the cumulative net proceeds from sales and refinancings are fully distributed.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $583,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

Loan Costs: Loan costs of approximately $415,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 2001, accumulated amortization is approximately $224,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $107,000 and $110,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                        Principal     Monthly                            Principal
                        Balance At    Payment    Stated                   Balance
                       December 31,  Including  Interest   Maturity        Due At
        Property           2001       Interest    Rate       Date         Maturity
                           (in thousands)                              (in thousands)
Overlook Point
  Apartments             $ 8,637        $ 56      6.33%     09/2005       $ 8,127
Oak Run Apartments        10,128           73     7.36%     10/2004         9,728

                         $18,765       $ 129                              $17,855

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific property collateralizing each loan. The notes require prepayment penalties if prepaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                            2002               $   264
                            2003                   282
                            2004                 9,990
                            2005                 8,229
                                               $18,765

Note C - Income Taxes

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income:

                                                     2001          2000
Net income as reported                              $  215         $ 496
Add (deduct):
  Depreciation differences                             383            374
  Other                                                 22            (51)
Federal taxable income                              $ 620          $ 819
Federal taxable income per limited
  partnership unit                                  $ 7.45        $ 9.84

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                 2001
Net liabilities as reported                    $(2,623)
Land and buildings                               1,194
Accumulated depreciation                        (8,705)
Syndication and distribution costs               9,592
Other                                              159
Net liabilities - Federal tax basis             $ (383)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expense)         $262      $262
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                            201       184

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $262,000 for both years ended December 31, 2001 and 2000.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $201,000 and $184,000 for the years ended December 31, 2001 and 2000, respectively.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2001 and 2000, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 40,299.50 limited partnership units (the "Units") in the Partnership representing 53.73% of the total outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.73% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

Note E - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings          Costs
                                                         and Related      Capitalized
                                                          Personal       Subsequent to
     Description           Encumbrances       Land        Property        Acquisition
                          (in thousands)                                (in thousands)

Overlook Point
  Apartments                 $ 8,637         $ 1,082       $ 8,225          $ 1,757
Oak Run Apartments            10,128           6,218         8,713            2,671

Total                        $18,765         $ 7,300       $16,938          $ 4,428



                          Gross Amount At Which Carried
                              At December 31, 2001
                                (in thousands)

                                      Buildings
                                     And Related
                                      Personal            Accumulated    Date    Depreciable
      Description           Land      Property    Total   Depreciation  Acquired    Life
                                   (in thousands)

Overlook Point Apartments $ 1,078    $ 9,986   $11,064    $ 5,810     07/83      5-30 yrs
Apartments
Oak Run Apartments         6,218     11,384    17,602       7,060     11/83      5-30 yrs

Total                    $ 7,296    $21,370   $28,666    $12,870

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
Investment Properties                                (in thousands)
Balance at beginning of year                    $28,412          $27,864
    Property improvements                           254              548
Balance at end of year                          $28,666          $28,412

Accumulated Depreciation
Balance at beginning of year                    $12,016          $11,194
    Additions charged to expense                    854              822
Balance at end of year                          $12,870          $12,016

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2001 and 2000, is approximately $29,860,000 and $29,607,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $21,575,000 and $21,104,000, respectively.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note G - Distributions

Cash distributions of prior cumulative undistributed sale and refinancing proceeds of approximately $754,000 (approximately $746,000 to the limited partners or $9.95 per limited partnership unit) and $703,000 (approximately $696,000 to the limited partners or $9.28 per limited partnership unit) were made during the years ended December 31, 2001 and 2000, respectively.


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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Partners.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 2001.

               Name of                                         Percentage
          Beneficial Owner                Number of Units       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    21,717.0            28.96%
Madison River Properties, LLC
  (an affiliate of AIMCO)                     5,259.5             7.01%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    13,223.0            17.63%
Fox Capital Management Company
  (an affiliate of AIMCO)                       100.0             0.13%

Madison  River  Properties,   LLC,  Insignia  Properties,  LP  and  Fox  Capital
Management Company are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees                                         $262      $262
 Reimbursement for services of affiliates                          201       184

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $262,000 for both years ended December 31, 2001 and 2000.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $201,000 and $184,000 for the years ended December 31, 2001 and 2000, respectively.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2001 and 2000, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 40,299.50 limited partnership units (the "Units") in the Partnership representing 53.73% of the total outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.73% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

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