Form 10QSB
period 2002-03-31
CENTURY PROPERTIES FUND XVIII
filed 2002-05-15
CIK 704271

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  532
   Receivables and deposits                                                      41
   Restricted escrows                                                            73
   Other assets                                                                 322
   Investment properties:
      Land                                                   $ 7,296
      Buildings and related personal property                  21,446
                                                               28,742
      Less accumulated depreciation                           (13,088)       15,654
                                                                           $ 16,622
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 49
   Other liabilities                                                            293
   Accrued property taxes                                                       121
   Tenant security deposit liabilities                                           50
   Mortgage notes payable                                                    18,701

Partners' (Deficit) Capital
   General partner                                           $ (6,238)
   Limited partners (75,000 units issued and
      outstanding)                                              3,646        (2,592)
                                                                           $ 16,622


         See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                            Three Months Ended
                                                                  March 31,
                                                           2002              2001
Revenues:
   Rental income                                         $ 1,142           $ 1,247
   Other income                                              118                76
      Total revenues                                       1,260             1,323

Expenses:
   Operating                                                 475               417
   General and administrative                                 78                88
   Depreciation                                              218               213
   Interest                                                  337               341
   Property tax                                              121               136
      Total expenses                                       1,229             1,195

Net income                                                 $ 31             $ 128

Net income allocated to general partner (9.9%)             $ 3              $ 13
Net income allocated to limited partners (90.1%)              28               115
                                                           $ 31             $ 128

Net income per limited partnership unit                   $ 0.37           $ 1.53

Distributions per limited partnership unit                 $ --            $ 5.15

         See Accompanying Notes to Consolidated Financial Statements


c)

                        CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficit) capital
   at December 31, 2001               75,000      $(6,241)     $ 3,618      $(2,623)

Net income for the three months
   ended March 31, 2002                   --            3           28           31

Partners' (deficit) capital
   at March 31, 2002                  75,000      $(6,238)     $ 3,646      $(2,592)

         See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                        $ 31         $ 128
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                      218          213
     Amortization of loan costs                                         15           14
     Change in accounts:
      Receivables and deposits                                           5           --
      Other assets                                                    (113)         (49)
      Accounts payable                                                 (36)         (19)
      Other liabilities                                                184           15
      Accrued property taxes                                          (245)        (241)
      Tenant security deposit liabilities                               (4)          (6)
        Net cash provided by operating activities                       55           55

Cash flows from investing activities:
  Property improvements and replacements                               (76)         (72)
  Net withdrawals from (deposits to) restricted escrows                  4          (27)
        Net cash used in investing activities                          (72)         (99)

Cash flows from financing activities:
  Distributions to partners                                             --         (390)
  Payments on mortgage notes payable                                   (64)         (60)
        Net cash used in financing activities                          (64)        (450)

Net decrease in cash and cash equivalents                              (81)        (494)
Cash and cash equivalents at beginning of period                       613          870
Cash and cash equivalents at end of period                          $ 532        $ 376

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 261        $ 327

         See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVIII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $65,000 and $67,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $55,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $60,000 and $49,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001.

                                                   Average Occupancy
      Property                                      2002       2001

      Oak Run Apartments                            81%        93%
        Dallas, Texas
      Overlook Point Apartments                     96%        95%
        Salt Lake City, Utah

Occupancy at Oak Run Apartments has decreased due to a softening market and an increase in competition from newer properties in the local market. Management is implementing new marketing strategies which may include lowering rental rates to make Oak Run Apartments more competitive within its market.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $31,000 compared to approximately $128,000 for the same period in 2001. The decrease in net income was due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues was due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income was primarily attributable to the decrease in occupancy at Oak Run Apartments, partially offset by an increase in occupancy at Overlook Point Apartments. Other income increased primarily due to increases in utility reimbursements and corporate unit and laundry income.

Total expenses increased due to an increase in operating expense. Operating expense increased due to increases in insurance premiums at both properties, corporate unit and salaries and related employee expenses at Overlook Point Apartments and apartment turnover and legal expenses at Oak Run Apartments.

Included in general and administrative expenses is the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $532,000 compared to approximately $376,000 at March 31, 2001. Cash and cash equivalents decreased approximately $81,000 from December 31, 2001 due to approximately $72,000 and $64,000 of cash used in investing and financing activities, respectively, which were partially offset by approximately $55,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Oak Run Apartments: For 2002, the Partnership has budgeted approximately $147,000 for capital improvements at Oak Run Apartments consisting of floor covering replacements, interior decorations and air conditioning units. During the three months ended March 31, 2002 the property spent approximately $52,000 in capital expenditures consisting primarily of floor covering replacements, countertops, office computers and water heater replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Overlook Point Apartments: For 2002, the Partnership has budgeted approximately $105,000 for capital improvements at Overlook Point Apartments consisting of appliance and floor covering replacements, major landscaping, swimming pool improvements and computer upgrades. During the three months ended March 31, 2002 the property spent approximately $24,000 in capital expenditures consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,701,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due in October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                      Three Months      Per Limited      Three Months    Per Limited
                         Ended          Partnership         Ended        Partnership
                     March 31, 2002         Unit        March 31, 2001       Unit
Sale and
  Refinancing (1)         $ --              $ --            $ 390           $ 5.15

(1)   From the prior cumulative undistributed sale and refinancing proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any distributions to its partners during the remainder of 2002 or subsequent periods.

AIMCO and its affiliates owned 40,304.50 limited partnership units (the "Units") in the Partnership representing 53.74% of the total outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.74% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates' right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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