Form 10QSB
period 2002-06-30
CENTURY PROPERTIES FUND XVIII
filed 2002-08-14
CIK 704271

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 540
   Receivables and deposits                                                      40
   Restricted escrows                                                           101
   Other assets                                                                 270
   Investment properties:
      Land                                                   $ 7,296
      Buildings and related personal property                  21,476
                                                               28,772
      Less accumulated depreciation                           (13,308)       15,464
                                                                           $ 16,415
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 119
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                       243
   Other liabilities                                                            285
   Mortgage notes payable                                                    18,635

Partners' (Deficit) Capital
   General partner                                           $ (6,250)
   Limited partners (75,000 units issued and
      outstanding)                                              3,338        (2,912)
                                                                           $ 16,415


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                       2002           2001           2002          2001
Revenues:
  Rental income                      $ 1,111        $ 1,234        $ 2,253        $ 2,481
  Other income                           109             81            227            157
      Total revenues                   1,220          1,315          2,480          2,638

Expenses:
   Operating                             568            458          1,043            875
   General and administrative             70            104            148            192
   Depreciation                          220            216            438            429
   Interest                              336            337            673            678
   Property tax                          122            150            243            286
      Total expenses                   1,316          1,265          2,545          2,460

Net (loss) income                     $ (96)          $ 50          $ (65)         $ 178

Net (loss) income allocated
  to general partner (9.9%)           $ (10)          $ 5            $ (7)         $ 18
Net (loss) income allocated
   to limited partners (90.1%)           (86)            45            (58)           160

                                      $ (96)          $ 50          $ (65)         $ 178

Net (loss) income per limited
  partnership unit                   $ (1.15)        $ 0.60        $ (0.77)       $ 2.13

Distributions per limited
  partnership unit                    $ 2.96         $ 0.96         $ 2.96        $ 6.11

         See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES FUND XVIII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000      $75,000

Partners' (deficit) capital
   at December 31, 2001               75,000     $(6,241)     $ 3,618      $(2,623)

Distributions to partners                 --          (2)        (222)        (224)

Net loss for the six months
   ended June 30, 2002                    --          (7)         (58)         (65)

Partners' (deficit) capital
   at June 30, 2002                   75,000     $(6,250)     $ 3,338      $(2,912)

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (65)       $ 178
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   438          429
     Amortization of loan costs                                      30           25
     Change in accounts:
      Receivables and deposits                                        6          (13)
      Other assets                                                  (76)         (31)
      Accounts payable                                               34          (29)
      Tenant security deposit liabilities                            (9)          (3)
      Accrued property taxes                                       (123)         (91)
      Other liabilities                                             176          124
        Net cash provided by operating activities                   411          589

Cash flows from investing activities:
  Property improvements and replacements                           (106)        (147)
  Net deposits to restricted escrows                                (24)         (28)
        Net cash used in investing activities                      (130)        (175)

Cash flows from financing activities:
  Distributions to partners                                        (224)        (463)
  Payments on mortgage notes payable                               (130)        (121)
        Net cash used in financing activities                      (354)        (584)

Net decrease in cash and cash equivalents                           (73)        (170)
Cash and cash equivalents at beginning of period                    613          870
Cash and cash equivalents at end of period                       $ 540        $ 700

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 582        $ 653

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $129,000 and $133,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $118,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $60,000 and $49,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001.

                                                   Average Occupancy
      Property                                      2002       2001

      Oak Run Apartments                            83%        91%
         Dallas, Texas
      Overlook Point Apartments                     95%        95%
         Salt Lake City, Utah

Occupancy at Oak Run Apartments has decreased due to a softening market and an increase in competition from newer properties in the local market. Management is implementing new marketing strategies and has lowered rental rates to make Oak Run Apartments more competitive within its market.

Results of Operations

The Partnership had a net loss of approximately $65,000 for the six months ended June 30, 2002 as compared with net income of approximately $178,000 for the same period in 2001. The Partnership had a net loss of approximately $96,000 for the three months ended June 30, 2002 as compared to net income of approximately $50,000 for the same period in 2001. The decrease in net income for both the three and six month periods ended June 30, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is primarily due to the decrease in occupancy at Oak Run Apartments and a decrease in rental rates at both of the Partnership's properties. Other income increased primarily due to increases in corporate unit income at Overlook Point Apartments, laundry income at Oak Run Apartments and an increase in tenant reimbursements at both of the Partnership's properties.

Total expenses increased for both the three and six month periods ended June 30, 2002 due to an increase in operating expense offset by decreases in general and administrative and property tax expenses. Operating expense increased due to increases in property, insurance, administrative and maintenance expenses. Property expense increased primarily due to an increase in salaries and related employee expenses at Oak Run Apartments and corporate unit expenses at Overlook Point Apartments. Insurance expense increased due to increases in hazard insurance premiums at both of the Partnership's properties. Administrative expenses increased as a result of an increase in legal expenses related to tenant/employee issues occurring in the normal course of business. Maintenance expense increased due to increases in interior painting and cleaning at Oak Run Apartments. Property tax expense decreased as a result of the expense recognized for the first six months of 2001, which was based on estimates of the 2001 tax liability, being overstated. The expense for 2001 was adjusted upon receiving the actual bills in the third quarter of 2001 and the 2002 expense has been based on a slight increase over the actual 2001 liability.

General and administrative expense decreased due to a decrease in the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $540,000 as compared to approximately $700,000 at June 30, 2001. Cash and cash equivalents decreased approximately $73,000 since December 31, 2001 due to approximately $354,000 and $130,000 of cash used in financing and investing activities, respectively, partially offset by approximately $411,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, and to a lesser extent, principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Oak Run Apartments: For 2002, the Partnership has budgeted approximately $132,000 for capital improvements at Oak Run Apartments consisting of floor covering replacements, interior decorations and air conditioning units. During the six months ended June 30, 2002 the property spent approximately $81,000 in capital expenditures consisting primarily of floor covering replacements, structural improvements, and water heater replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Overlook Point Apartments: For 2002, the Partnership has budgeted approximately $100,000 for capital improvements at Overlook Point Apartments consisting of appliance and floor covering replacements, major landscaping, swimming pool improvements and computer upgrades. During the six months ended June 30, 2002 the property spent approximately $25,000 in capital expenditures consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,635,000 is amortized over thirty years with balloon payments of approximately $9,728,000 and $8,127,000 due in October 2004 and September 2005, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                       Six Months       Per Limited       Six Months     Per Limited
                          Ended         Partnership         Ended        Partnership
                      June 30, 2002         Unit        June 30, 2001        Unit
Sale and
  Refinancing (1)         $ 224            $ 2.96           $ 463           $ 6.11

(1)   From prior cumulative undistributed sale and refinancing proceeds.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 41,630.50 limited partnership units (the "Units") in the Partnership representing 55.51% of the total outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.51% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated November 5, 1982, as revised December 30, 1982, and after supplemented, contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-78495).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CENTURY PROPERTIES FUND XVIII


                                    By:   FOX PARTNERS
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.