Form 10QSB
period 2003-09-30
CENTURY PROPERTIES FUND XVIII
filed 2003-11-13
CIK 704271

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                   $ 551
   Receivables and deposits                                                        46
   Restricted escrows                                                             133
   Other assets                                                                   205
   Assets held for sale (Note C)                                                4,737
   Investment properties:
      Land                                                     $ 6,218
      Buildings and related personal property                    11,691
                                                                 17,909
      Less accumulated depreciation                              (7,882)       10,027
                                                                             $ 15,699
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                            $ 47
   Other liabilities                                                              174
   Accrued property taxes                                                         228
   Tenant security deposit liabilities                                             40
   Mortgage notes payable                                                       9,870
   Liabilities related to assets held for sale (Note C)                         8,576

Partners' (Deficiency) Capital
   General partner                                             $ (6,247)
   Limited partners (75,000 units issued and
      outstanding)                                                3,011        (3,236)
                                                                             $ 15,699



            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          2003           2002           2003          2002
                                                      (Restated)                   (Restated)
Revenues:
  Rental income                          $ 563          $ 627         $ 1,730        $ 1,824
  Other income                               79             67            190            173
      Total revenues                        642            694          1,920          1,997

Expenses:
  Operating                                 275            286            791            931
  General and administrative                 69             71            208            219
  Depreciation                              118            117            356            350
  Interest                                  190            194            574            582
  Property tax                               56             93            228            282
      Total expenses                        708            761          2,157          2,364

Loss from continuing operations             (66)           (67)          (237)          (367)
Income from discontinued
  operations                                111             74            204            309

Net income (loss)                         $ 45           $ 7           $ (33)         $ (58)

Net income (loss) allocated to
  general partner (9.9%)                  $ 4            $ 1            $ (3)         $ (6)
Net income (loss) allocated to
  limited partners (90.1%)                   41              6            (30)           (52)

                                          $ 45           $ 7           $ (33)         $ (58)
Per limited partnership unit:
  Loss from continuing operations       $ (0.79)       $ (0.80)       $ (2.85)       $ (4.40)
  Income from discontinued
    operations                             1.33           0.88           2.45           3.71

Net income (loss) per limited
  partnership unit                       $ 0.54         $ 0.08        $ (0.40)       $ (0.69)

Distributions per limited
  partnership unit                       $ 3.70          $ --          $ 5.19        $ 2.96

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVIII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2002               75,000      $(6,240)     $ 3,430      $(2,810)

Distributions to partners                 --           (4)        (389)        (393)

Net loss for the nine months
   ended September 30, 2003               --           (3)         (30)         (33)

Partners' (deficiency) capital
   at September 30, 2003              75,000      $(6,247)     $ 3,011      $(3,236)

            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net loss                                                       $ (33)       $ (58)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   667          655
     Amortization of loan costs                                      45           45
     Change in accounts:
      Receivables and deposits                                       14            7
      Other assets                                                  (79)         (41)
      Accounts payable                                               (6)         (30)
      Tenant security deposit liabilities                            23           --
      Accrued property taxes                                        (31)          (2)
      Other liabilities                                              65           96
        Net cash provided by operating activities                   665          672

Cash flows from investing activities:
  Property improvements and replacements                           (223)        (229)
  Net deposits to restricted escrows                                (14)         (14)
        Net cash used in investing activities                      (237)        (243)

Cash flows from financing activities:
  Distributions to partners                                        (393)        (224)
  Payments on mortgage notes payable                               (200)        (196)
        Net cash used in financing activities                      (593)        (420)

Net (decrease) increase in cash and cash equivalents               (165)           9
Cash and cash equivalents at beginning of period                    716          613
Cash and cash equivalents at end of period                       $ 551        $ 622

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 905        $ 903

At  September  30,  2003,   accounts  payable  and  property   improvements  and
replacements were adjusted by approximately $7,000.

            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Overlook Point Apartments, which was sold October 31, 2003, as income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $191,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $121,000 and $131,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the nine months ended September 30, 2003 and 2002, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $79,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Subsequent Event

On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party for a gross sale price of approximately $15,600,000. The net proceeds realized by the Partnership were approximately $15,014,000 after payment of closing costs of approximately $27,000 and a prepayment penalty of approximately $559,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $10,608,000 during the fourth quarter of 2003 as a result of the sale. In addition, the Partnership expects to recognize a loss on early extinguishment of debt of approximately $606,000 as a result of unamortized loan costs being written off and a prepayment penalty. The accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Overlook Point Apartments as income from discontinued operations and includes revenues of approximately $1,565,000 and $1,708,000 for the nine months ended September 30, 2003 and 2002, respectively. The Partnership distributed approximately $5,914,000 to its partners in November 2003 from the net proceeds received from this sale.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002.

                                                   Average Occupancy
      Property                                      2003       2002

      Oak Run Apartments                            91%        85%
        Dallas, Texas
      Overlook Point Apartments                     89%        91%
        Salt Lake City, Utah

Occupancy at Oak Run Apartments increased primarily due to an increased marketing effort by the property's management team over the past year which included a reduction in rental rates.

Results of Operations

On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party for a gross sale price of approximately $15,600,000. The net proceeds realized by the Partnership were approximately $15,014,000 after payment of closing costs of approximately $27,000 and a prepayment penalty of approximately $559,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $10,608,000 during the fourth quarter of 2003 as a result of the sale. In addition, the Partnership expects to recognize a loss on early extinguishment of debt of approximately $606,000 as a result of unamortized loan costs being written off and a prepayment penalty. The accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Overlook Point Apartments as income from discontinued operations.

The Partnership recognized income from discontinued operations of approximately $204,000 and $309,000 for the nine months ended September 30, 2003 and 2002, respectively. The Partnership recognized income from discontinued operations of approximately $111,000 and $74,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in income from discontinued operations for the nine month period was due to a decrease in total revenues as a result of a decrease in occupancy at Overlook Point Apartments and an increase in the cost of concessions offered at the property. The increase in income from discontinued operations for the three month period was due to an improvement in occupancy during the third quarter of 2003.

The Partnership recognized losses from continuing operations of approximately $237,000 and $367,000 for the nine months ended September 30, 2003 and 2002, respectively. The Partnership recognized losses from continuing operations of approximately $66,000 and $67,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in the losses from continuing operations for the respective periods was due to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total revenues for the three and nine month periods ended September 30, 2003 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in average rental rates at Oak Run Apartments and an increase in bad debt expense at the property partially offset by an increase in occupancy at Oak Run Apartments. The increase in other income is primarily attributable to an increase in lease cancellation fees at Oak Run Apartments.

Total expenses decreased due to decreases in operating and property tax expenses. General and administrative, depreciation and interest expenses remained relatively constant between the comparable periods. The decrease in operating expense is due primarily to decreases in maintenance and administrative expenses. Maintenance expense decreased due to decreases in interior painting and contract cleaning at Oak Run Apartments associated with the lower tenant turnover the property has experienced as a result of higher occupancy rates. Administrative expense decreased as a result of a decrease in legal fees at Oak Run Apartments related to tenant/employee issues occurring in the normal course of business. The decrease in property tax expense is due to a decrease in the assessed value by the local taxing authorities at Oak Run Apartments.

Included in general and administrative expenses is the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $551,000 compared to approximately $622,000 at September 30, 2002. Cash and cash equivalents decreased approximately $165,000 from December 31, 2002 due to approximately $237,000 and $593,000 of cash used in investing and financing activities, respectively, partially offset by approximately $665,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by one of the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Oak Run Apartments: During the nine months ended September 30, 2003 the Partnership completed approximately $134,000 of capital improvements at Oak Run Apartments consisting primarily of floor covering replacements, parking lot resurfacing, swimming pool improvements, and fencing upgrades. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2003 consisting primarily of floor covering replacements, cabinets and countertops upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Overlook Point Apartments: During the nine months ended September 30, 2003 the Partnership completed approximately $96,000 of capital improvements at Overlook Point Apartments consisting primarily of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operations. Capital improvements of approximately $12,000 were expended during the period of October 1, 2003 to October 31, 2003 when the property was sold, consisting primarily of floor covering and appliance replacements.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Oak Run Apartments of approximately $9,870,000 is being amortized over thirty years with a balloon payment of approximately $9,728,000 due in October 2004. The mortgage indebtedness encumbering Overlook Point Apartments of approximately $8,408,000 at September 30, 2003 was repaid on October 31, 2003 in connection with the sale of the property. The Managing General Partner will attempt to refinance the Oak Run Apartments indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                     Nine Months Ended   Partnership   Nine Months Ended  Partnership
                     September 30, 2003      Unit     September 30, 2002      Unit
Sale and
  Refinancing (1)          $ 393            $5.19            $ 224           $2.96

(1) From prior cumulative undistributed sale and refinancing proceeds.

The Partnership distributed approximately $5,914,000 to its partners during November 2003 from the net proceeds received from the sale of Overlook Point Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements expenditures to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 41,681.50 limited partnership units (the "Units") in the Partnership representing 55.58% of the total outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.58% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. AIMCO IPLP, L.P., (formerly known as Insignia Properties L.P.), an affiliate of AIMCO and the Managing General Partner had agreed for the benefit of third party unitholders, that it would vote the 21,513 Units it acquired in January 1996:
(i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any of their affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                     Date:November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.