Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XVIII
filed 2004-03-29
CIK 704271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $2,510,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                                     PART I

Item 1.     Description of Business

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In prior filings, including the Partnership's annual report on Form 10-KSB for the year ended December 31, 2002, the Partnership disclosed that the Partnership Agreement provided that the Partnership was to terminate in 2020. After a detailed review of the Partnership's records, the Partnership has determined that such statement was in error. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless such date is modified or amended in accordance with applicable law.

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000 pursuant to a Registration Statement filed with the Securities and Exchange Commission. The net proceeds of the offering were used to acquire 12 income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. In October 2003, the Partnership sold Overlook Apartments. At December 31, 2003, the Registrant continues to own and operate one remaining property. See "Item 2. Description of Properties".

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in properties:

                                  Date of
Property                         Purchase     Type of Ownership            Use

Oak Run Apartments                 11/83    Fee ownership subject     Apartments
  Dallas, Texas                             to first mortgage (1)     420 units

(1) The property is held by Oak Run, LP in which the Partnership owns, on a fully liquidated basis, a 100% interest.

On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party, for a gross sale price of $15,600,000. The net proceeds realized by the Partnership were approximately $15,317,000 after payment of closing costs of approximately $283,000. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,546,000 during the twelve months ended December 31, 2003, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $440,000 and income of approximately $373,000 for the twelve months ended December 31, 2003 and 2002, respectively, including revenues of approximately $1,545,000 and $1,931,000, respectively, are included in (loss) income from discontinued operations. The loss from discontinued operations for 2003 includes a loss on early extinguishment of debt of approximately $606,000 for the twelve months ended December 31, 2003 due to the write-off of approximately $47,000 of unamortized loan costs and the payment of approximately $559,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Carrying   Accumulated                        Federal
Property                       Value    Depreciation    Rate     Method    Tax Basis
                                  (in thousands)                         (in thousands)

Oak Run Apartments            $17,937      $ 8,001    5-30 yrs    S/L       $ 5,928

See  "Item  7.  Financial  Statements  - Note A" to the  consolidated  financial
statements  for  a  description   of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
      Property              2003         Rate     Amortized    Date     Maturity (1)
                       (in thousands)                                  (in thousands)

Oak Run Apartments        $ 9,833        7.36%    30 years    10/2004      $ 9,728

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other more specific details as to the terms of the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for the property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                             2003         2002         2003        2002

 Oak Run Apartments                  $6,375       $7,026         90%         87%

Occupancy at Oak Run Apartments increased primarily due to an increased marketing effort by the property's management team over the past year which included a reduction in rental rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the property were:

                                      2003            2003
                                    Billing           Rate
                                 (in thousands)

Oak Run Apartments                   $ 314            2.88%

Capital Improvements

Overlook Point Apartments: The Partnership completed approximately $108,000 in capital expenditures at Overlook Point Apartments during 2003 until the property sold on October 31, 2003, consisting primarily of floor covering and appliance replacements and air conditioning upgrades.

Oak Run Apartments: The Partnership completed approximately $161,000 in capital expenditures at Oak Run Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacement, parking lot resurfacing, air conditioning and fencing upgrades and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately
$231,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the year ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership has 75,000 units outstanding held by 3,276 Limited Partners of record at December 31, 2003. Affiliates of the Managing General Partner owned 42,612.50 or 56.82% of the limited partnership units at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002:

                                          Per Limited                     Per Limited
                          Year Ended      Partnership      Year Ended     Partnership
                       December 31, 2003      Unit     December 31, 2002      Unit

Sale and
  Refinancing (1)           $6,307           $83.25          $ 224           $ 2.96

(1) During 2003 and 2002, approximately $1,358,000 and $224,000, respectively, from prior cumulative undistributed sale and refinancing proceeds and during 2003 an additional distribution of approximately $4,949,000 from the sale of Overlook Point Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,612.50 limited partnership units (the "Units") in the Partnership representing 56.82% of the total outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.82% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $9,706,000, as compared to net income of approximately $37,000 for the year ended December 31, 2002. The increase in net income is due to the recognition of a gain from sale of discontinued operations in 2003, partially offset by an increase in loss from both continuing and discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of. SFAS No. 144 requires that long-lived assets held for sale or already disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Overlook Point Apartments as income from discontinued operations. On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party, for a gross sale price of $15,600,000. The net proceeds realized by the Partnership were approximately $15,317,000 after payment of closing costs of approximately $283,000. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,546,000 during the twelve months ended December 31, 2003, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $440,000 and income of approximately $373,000 for the twelve months ended December 31, 2003 and 2002, respectively, including revenues of approximately $1,545,000 and $1,931,000, respectively, are included in (loss) income from discontinued operations. The loss from discontinued operations for 2003 includes a loss on early extinguishment of debt of approximately $606,000 for the twelve months ended December 31, 2003 due to the write-off of approximately $47,000 of unamortized loan costs and the payment of approximately $559,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

The  Partnership's  loss from continuing  operations for the year ended December
31, 2003 was approximately $400,000, compared to a loss from continuing operations of approximately $336,000 for the year ended December 31, 2002. The increase in loss from continuing operations is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rates at Oak Run Apartments and an increase in bad debt expense at the property partially offset by an increase in occupancy at the property. The increase in other income is primarily attributable to an increase in lease cancellation fees at Oak Run Apartments.

Total expenses decreased due to a decrease in operating and property tax expenses. General and administrative, depreciation and interest expenses remained relatively constant between the comparable periods. The decrease in operating expense is due primarily to decreases in maintenance and administrative expenses partially offset by an increase in insurance expense. Maintenance expense decreased due to decreases in interior painting and contract cleaning at Oak Run Apartments associated with the lower tenant turnover the property has experienced as a result of higher occupancy rates. Administrative expense decreased as a result of a decrease in legal fees at Oak Run Apartments related to tenant/employee issues occurring in the normal course of business. Insurance expense increased as a result of higher hazard insurance premiums at Oak Run Apartments. The decrease in property tax expense is due to a decrease in the assessed value by the local taxing authorities at Oak Run Apartments.

Included in general and administrative expenses is the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $683,000 compared to approximately $716,000 at December 31, 2002, a decrease of approximately $33,000. The decrease is due to approximately $15,512,000 of cash used in financing activities partially offset by approximately $15,006,000 and $473,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties and the repayment of the mortgage note payable for Overlook Point Apartments and the payment of a prepayment penalty associated with the sale of Overlook Point Apartments. Cash provided by investing activities consisted of net proceeds received from the sale of Overlook Point Apartments partially offset by property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest-bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $231,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $9,833,000 is amortized over thirty years with a balloon payment of approximately $9,728,000 due in October 2004. The Managing General Partner intends to refinance such indebtedness before its maturity. If the property cannot be refinanced for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002:

                                          Per Limited                     Per Limited
                          Year Ended      Partnership      Year Ended     Partnership
                       December 31, 2003      Unit     December 31, 2002      Unit
Sale and
  Refinancing (1)           $6,307           $83.25          $ 224           $ 2.96

(1) During 2003 and 2002, approximately $1,358,000 and $224,000, respectively, from prior cumulative undistributed sale and refinancing proceeds and during 2003 an additional distribution of approximately $4,949,000 from the sale of Overlook Point Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,612.50 limited partnership units (the "Units") in the Partnership representing 56.82% of the total outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.82% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVIII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
  Cash and cash equivalents                                                    $   683
  Receivables and deposits                                                          34
  Restricted escrows                                                               161
  Other assets                                                                      90
  Investment property (Notes B and E):
    Land                                                        $ 6,218
    Buildings and related personal property                       11,719
                                                                  17,937
    Less accumulated depreciation                                 (8,001)        9,936
                                                                              $ 10,904

Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                              $ 34
  Other liabilities                                                                 95
  Accrued property taxes                                                           314
  Tenant security deposit liabilities                                               39
  Mortgage note payable (Note B)                                                 9,833

Partners' (Deficiency) Capital
  General partner                                               $ (5,276)
  Limited partners (75,000 units issued and outstanding)           5,865           589
                                                                              $ 10,904

           See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                              2003            2002
                                                                           (Restated)
Revenues:
  Rental income                                              $ 2,250        $ 2,461
  Other income                                                   260            225
      Total revenues                                           2,510          2,686

Expenses:
  Operating                                                    1,062          1,148
  General and administrative                                     296            290
  Depreciation                                                   473            467
  Interest                                                       765            775
  Property tax                                                   314            342
      Total expenses                                           2,910          3,022

Loss from continuing operations                                 (400)          (336)
(Loss) income from discontinued operations                      (440)           373
Gain on sale of discontinued operations                       10,546             --

Net income                                                   $ 9,706          $ 37

Net income allocated to general partner                      $ 1,027          $ 3
Net income allocated to limited partners                       8,679             34

                                                             $ 9,706          $ 37
Per limited partnership unit:
  Loss from continuing operations                            $ (4.80)       $ (4.03)
  (Loss) income from discontinued operations                   (5.28)          4.48
  Gain on sale of discontinued operations                     125.80             --

Net income per limited partnership unit                      $115.72         $ 0.45

Distributions per limited partnership unit                   $ 83.25         $ 2.96


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVIII
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership     General    Limited
                                          Units        Partner    Partners    Total

Original capital contributions            75,000        $ --      $75,000    $75,000

Partners' (deficiency) capital at
   December 31, 2001                      75,000       $(6,241)   $ 3,618    $(2,623)

Distributions to partners                     --            (2)      (222)      (224)

Net income for the year ended
   December 31, 2002                          --             3         34         37

Partners' (deficiency) capital at
   December 31, 2002                      75,000        (6,240)     3,430     (2,810)

Distributions to partners                     --           (63)    (6,244)    (6,307)

Net income for the year ended
   December 31, 2003                          --         1,027      8,679      9,706

Partners' (deficiency) capital at
   December 31, 2003                      75,000       $(5,276)   $ 5,865     $ 589


           See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                     $ 9,706        $ 37
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                     820          875
     Loss on early extinguishment of debt                             606           --
     Gain on sale of discontinued operations                      (10,546)          --
     Amortization of loan costs                                        56           60
     Change in accounts:
      Receivables and deposits                                         26          (14)
      Other assets                                                    (22)          (7)
      Accounts payable                                                (69)         (39)
      Other liabilities                                               (59)          45
      Accrued property taxes                                          (28)         (24)
      Tenant security deposit liabilities                             (17)           2
        Net cash provided by operating activities                     473          935

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                15,317           --
  Property improvements and replacements                             (269)        (280)
  Net deposits to restricted escrows                                  (42)         (42)
        Net cash provided by (used in) investing activities        15,006         (322)

Cash flows from financing activities:
  Repayment of mortgage note payable                               (8,397)          --
  Payment of prepayment penalty                                      (559)          --
  Payments on mortgage notes payable                                 (249)        (286)
  Distributions to partners                                        (6,307)        (224)
        Net cash used in financing activities                     (15,512)        (510)

Net (decrease) increase in cash and cash equivalents                  (33)         103
Cash and cash equivalents at beginning of year                        716          613

Cash and cash equivalents at end of year                          $ 683        $ 716

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,175      $ 1,328

           See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"). As of December 31, 2003, the Partnership operates one residential apartment complex located in Texas. In prior financial statements, including the Partnership's financial statements for the year ended December 31, 2002, the Partnership disclosed that the Partnership Agreement provided that the Partnership was to terminate in 2020. After a detailed review of the Partnership's records, the Partnership has determined that such statement was in error. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless such date is modified or amended in accordance with applicable law.

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

At December 31, 2003 approximately $1,513,000 of cumulative net proceeds from sales and refinancings remained undistributed. Therefore, future distributions will be distributed in accordance with the previous paragraph until the cumulative net proceeds from sales and refinancings are fully distributed.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $668,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs: Loan costs of approximately $244,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized by the straight-line method over the life of the loan. At December 31, 2003, accumulated amortization is approximately $215,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be $29,000 in 2004.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt approximates its carrying balance.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $86,000 and $103,000 for the years ended December 31, 2003 and 2002, respectively, were charged to continuing and discontinued operations.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result, the accompanying consolidated statement of operations for the twelve months ended December 31, 2002 have been restated as of January 1, 2002 to reflect the gain on sale and operations of Overlook Point Apartments as gain on sale of discontinued operations and income (loss) from discontinued operations, respectively, due to its sale in October 2003.

Note B - Mortgage Note Payable

The terms of mortgage note payable are as follows:

                        Principal     Monthly                            Principal
                        Balance At    Payment    Stated                   Balance
                       December 31,  Including  Interest   Maturity        Due At
        Property           2003       Interest    Rate       Date         Maturity
                           (in thousands)                              (in thousands)

Oak Run Apartments       $ 9,833        $ 73      7.36%     10/2004       $ 9,728

The mortgage agreement includes non-recourse provisions which limit the lender's remedies in the event of default to the specific property collateralizing the loan. The note requires a prepayment penalty if prepaid prior to maturity. Further, the property may not be sold subject to existing indebtedness. The Partnership intends to refinance this mortgage prior to its maturity.

Note C - Income Taxes

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income:

                                                     2003          2002
Net income as reported                             $ 9,706         $ 37
Add (deduct):
  Depreciation differences                             431            418
  Gain on sale                                       2,653             --
  Other                                                (50)            21
Federal taxable income                             $12,740         $ 476
Federal taxable income per limited
  partnership unit                                 $152.17        $ 5.72

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

                                                 2003
Net assets as reported                          $ 589
Land and buildings                               1,195
Accumulated depreciation                        (5,203)
Syndication and distribution costs               9,592
Other                                              130
Net assets - Federal tax basis                 $ 6,303

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $219,000 and $245,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense and (loss) income from discontinued operations.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2003 and 2002, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $177,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expense.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $79,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,612.50 limited partnership units (the "Units") in the Partnership representing 56.82% of the total outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.82% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings          Costs
                                                         and Related      Capitalized
                                                          Personal       Subsequent to
     Description           Encumbrances       Land        Property        Acquisition
                          (in thousands)                                (in thousands)

Oak Run Apartments           $ 9,833         $ 6,218       $ 8,713          $ 3,006


                        Gross Amount At Which Carried
                             At December 31, 2003
                                (in thousands)

                                    Buildings
                                   And Related
                                   Personal            Accumulated    Date    Depreciable
      Description         Land     Property    Total   Depreciation Acquired      Life
                                 (in thousands)

Oak Run Apartments       $ 6,218    $11,719   $17,937    $ 8,001     11/83      5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2003            2002
Investment Property                                  (in thousands)
Balance at beginning of year                    $ 28,946         $28,666
  Property improvements                              269             280
  Sale of investment property                    (11,278)             --
Balance at end of year                          $ 17,937         $28,946

Accumulated Depreciation
Balance at beginning of year                    $ 13,745         $12,870
  Depreciation expense                               820             875
  Sale of investment property                     (6,564)             --
Balance at end of year                          $ 8,001          $13,745

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2003 and 2002, is approximately $19,132,000 and $30,140,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $13,204,000 and $22,032,000, respectively.

Note F - Disposition of Investment Property

On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party, for a gross sale price of $15,600,000. The net proceeds realized by the Partnership were approximately $15,317,000 after payment of closing costs of approximately $283,000. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,546,000 during the twelve months ended December 31, 2003, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $440,000 and income of approximately $373,000 for the twelve months ended December 31, 2003 and 2002, respectively, including revenues of approximately $1,545,000 and $1,931,000, respectively, are included in (loss) income from discontinued operations. The loss from discontinued operations for 2003 includes a loss on early extinguishment of debt of approximately $606,000 for the twelve months ended December 31, 2003 due to the write-off of approximately $47,000 of unamortized loan costs and the payment of approximately $559,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Neither the Registrant, nor Fox Partners ("Fox"), the general partner of the Registrant, has any directors or officers. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Partners.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 2003.

               Name of                                         Percentage
          Beneficial Owner                Number of Units       of Class

AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    21,717.0            28.96%
Madison River Properties, LLC
  (an affiliate of AIMCO)                     5,259.5             7.01%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    15,536.0            20.72%
Fox Capital Management Company
  (an affiliate of AIMCO)                       100.0             0.13%

Madison River Properties, LLC, AIMCO IPLP, L.P. and Fox Capital Management Company are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $219,000 and $245,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense and (loss) income from discontinued operations.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2003 and 2002, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $177,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expense.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $79,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,612.50 limited partnership units (the "Units") in the Partnership representing 56.82% of the total outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.82% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

            Current Report on Form 8-K dated October 31, 2003 and filed on November 10, 2003 disclosing the sale of Overlook Point Apartments.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $36,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $11,000 and $13,000, respectively.

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


                                    CENTURY PROPERTIES FUND XVIII


                                    By:   Fox Partners
                                          General Partner


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Date:       March 29, 2004
Peter K. Kompaniez
Director


/s/Martha L. Long             Date:       March 29, 2004
Martha L. Long
Director and Senior Vice
President


/s/Thomas M. Herzog           Date:       March 29, 2004
Thomas M. Herzog
Senior Vice President and
Chief Accounting Officer

                          CENTURY PROPERTIES FUND XVIII

                                  EXHIBIT INDEX


 Exhibit Number   Description of Exhibit

2.5 Master Indemnity Agreement Incorporated by reference to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

3.4 Agreement of Limited Partnership Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated November 5, 1982, as revised December 30, 1982, and after supplemented contained in the Registrant's Agreement on Form S-11 (Reg. No. 2-78495).

10.1 Promissory Note between Oak Run, L.L.C., a South Carolina limited liability company, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.

10.2 Deed of Trust and Security Agreement between Oak Run, L.L.C., a South Carolina limited liability company, David M. Parnell, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., a Delaware corporation, dated September 1997. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.

10.3 Multi-Family Note between Century Properties Fund XVIII, L.P., a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, dated August 24, 1998. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1998.

10.4 Purchase and Sale Contract between Century Properties Fund XVIII and Rohnert Crossbrook Associates, dated August 15, 2003 for sale of Overlook Apartments. Incorporated by reference to the Registrant's Form 8-K dated October 13, 2003 and filed on November 10, 2003.

10.5 Reinstatement and Amendment to Purchase and Sale Contract between Century Properties Fund XVIII and Rohnert Crossbrook Associates, dated September 24, 2003 for sale of Overlook Apartments. Incorporated by reference to the Registrant's Form 8-K dated October 13, 2003 and filed on November 10, 2003.

10.6 Second Amendment to Purchase and Sale Contract between Century Properties Fund XVIII and Rohnert Crossbrook Associates, dated October 3, 2003 for sale of Overlook Apartments. Incorporated by reference to the Registrant's Form 8-K dated October 13, 2003 and filed on November 10, 2003.

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

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                 /s/Martha L. Long
                                 Martha L. Long
                                 Senior   Vice   President   of  Fox  Capital
                                 Management  Corporation,  equivalent  of the
                                 chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVIII (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.