Form 10QSB
period 2004-03-31
CENTURY PROPERTIES FUND XVIII
filed 2004-05-14
CIK 704271

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 306
   Receivables and deposits                                                      26
   Restricted escrows                                                           198
   Other assets                                                                 148
   Investment property:
      Land                                                   $ 6,218
      Buildings and related personal property                  11,768
                                                               17,986
      Less accumulated depreciation                            (8,120)        9,866
                                                                           $ 10,544
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 104
   Other liabilities                                                             89
   Accrued property taxes                                                        78
   Tenant security deposit liabilities                                           37
   Mortgage note payable                                                      9,794

Partners' (Deficiency) Capital
   General partner                                           $ (5,290)
   Limited partners (75,000 units issued and
      outstanding)                                              5,732           442
                                                                           $ 10,544



        See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                           2004             2003
                                                                         (Restated)
Revenues:
   Rental income                                          $ 467             $ 582
   Other income                                               82                59
      Total revenues                                         549               641

Expenses:
   Operating                                                 242               264
   General and administrative                                 68                70
   Depreciation                                              119               118
   Interest                                                  189               192
   Property tax                                               78                86
      Total expenses                                         696               730

Loss from continuing operations                             (147)              (89)
Income from discontinued operations                           --                34

Net loss                                                  $ (147)           $ (55)

Net loss allocated to general partner (9.9%)              $ (14)            $ (6)
Net loss allocated to limited partners (90.1%)              (133)              (49)
                                                          $ (147)           $ (55)

Per limited partnership unit:
  Loss from continuing operations                        $ (1.77)          $ (1.06)
  Income from discontinued operations                         --              0.41

Net loss per limited partnership unit                    $ (1.77)          $ (0.65)

Distributions per limited partnership unit                 $ --            $ 1.49


        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES FUND XVIII
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2003               75,000      $(5,276)     $ 5,865       $ 589

Net loss for the three months
   ended March 31, 2004                   --          (14)        (133)        (147)

Partners' (deficiency) capital
   at March 31, 2004                  75,000      $(5,290)     $ 5,732       $ 442


        See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net loss                                                         $ (147)       $ (55)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                      119          222
     Amortization of loan costs                                          9           15
     Change in accounts:
      Receivables and deposits                                           8           15
      Other assets                                                     (67)           9
      Accounts payable                                                  70           (8)
      Other liabilities                                                 (6)          69
      Accrued property taxes                                          (236)        (229)
      Tenant security deposit liabilities                               (2)           8
        Net cash (used in) provided by operating activities           (252)          46

Cash flows from investing activities:
  Property improvements and replacements                               (49)         (47)
  Net deposits to restricted escrows                                   (37)          (4)
        Net cash used in investing activities                          (86)         (51)

Cash flows from financing activities:
  Distributions to partners                                             --         (113)
  Payments on mortgage notes payable                                   (39)         (59)
        Net cash used in financing activities                          (39)        (172)

Net decrease in cash and cash equivalents                             (377)        (177)
Cash and cash equivalents at beginning of period                       683          716
Cash and cash equivalents at end of period                          $ 306        $ 539

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 181        $ 273

        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES FUND XVIII
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In accordance with the Statement of Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations as of January 1, 2003 has been restated to reflect the operations of Overlook Point Apartments, which was sold October 31, 2003, as income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $58,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner charged reimbursement of accountable administrative expenses amounting to approximately $28,000 and $39,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Of this amount, approximately $15,000 is included in other liabilities on the accompanying consolidated balance sheet.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the three months ended March 31, 2004 and 2003, no amounts were paid to the Managing General Partner as there were no distributions in 2004 and the 2003 distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $23,000. The Partnership was charged approximately $66,000 for 2003.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003.

                                                   Average Occupancy
      Property                                      2004       2003

      Oak Run Apartments                            79%        91%
        Dallas, Texas

Occupancy at Oak Run Apartments decreased as a result of changes in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which will then help to control operating expenses.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership net loss for the three months ended March 31, 2004 and 2003 was approximately $147,000 and $55,000 respectively. The increase in net loss is due to a decrease in income from discontinued operations and an increase in loss from continuing operations. In accordance with Statement of Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations has been restated as of January 1, 2003 to reflect the operations of Overlook Point Apartments as income from discontinued operations due to the sale of the property in October 2003. The results of the property's operations for the three months ended March 31, 2003 are included in income from discontinued operations of approximately $34,000 which include revenues of approximately $495,000.

Excluding the results of discontinued operations, loss from continuing operations increased for the three months ended March 31, 2004 due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in both the occupancy and average rental rates at Oak Run Apartments. Other income increased due to increases in lease cancellation fees and cleaning and damage fees at Oak Run Apartments.

Total expenses decreased as a result of a decrease in both operating expenses and property tax expense. General and administrative, depreciation and interest expense remained relatively constant for the comparable periods. Operating expenses decreased due to decreases in administrative, management fee and maintenance expenses. Administrative expenses decreased due to a decrease in property legal fees as a result of the settlement of a civil case in the prior year. Maintenance expense decreased due to decreases in contract cleaning costs. Management fees decreased as a result of the decrease in rental income on which such fees are based. Property tax expense decreased due to a decrease in the assessed value of the property by the local taxing authorities.

Included in general and administrative expenses is the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $306,000 compared to approximately $539,000 at March 31, 2003. Cash and cash equivalents decreased approximately $377,000 from December 31, 2003 due to approximately $252,000, $86,000, and $39,000 of cash used in operating, investing, and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based upon present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's remaining property are detailed below.

Oak Run Apartments: During the three months ended March 31, 2004 the Partnership completed approximately $49,000 of capital improvements at Oak Run Apartments consisting primarily of parking lot resurfacing, plumbing fixtures, structural upgrades, exterior painting and appliances and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $182,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Oak Run Apartments of approximately $9,794,000 is being amortized over thirty years with a balloon payment of approximately $9,728,000 due in October 2004. The Managing General Partner intends to refinance such indebtedness before its maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003. (in thousands, except per unit data):

                      Three Months      Per Limited      Three Months    Per Limited
                          Ended         Partnership         Ended        Partnership
                     March 31, 2004         Unit        March 31, 2003       Unit
Sale and
  Refinancing (1)         $ --              $ --            $ 113           $ 1.49

(1) From prior cumulative undistributed sale and refinancing proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements expenditures to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,642.50 limited partnership units (the "Units") in the Partnership representing 56.86% of the total outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.86% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unit holders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.