Form 10QSB
period 2004-06-30
CENTURY PROPERTIES FUND XVIII
filed 2004-08-13
CIK 704271

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 103
   Receivables and deposits                                                      24
   Restricted escrows                                                           195
   Other assets                                                                 141
   Investment property:
      Land                                                   $ 6,218
      Buildings and related personal property                  11,897
                                                               18,115
      Less accumulated depreciation                            (8,244)        9,871
                                                                           $ 10,334
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 83
   Other liabilities                                                             95
   Accrued property taxes                                                       155
   Tenant security deposit liabilities                                           34
   Mortgage note payable                                                      9,755

Partners' (Deficiency) Capital
   General partner                                           $ (5,313)
   Limited partners (75,000 units issued and
      outstanding)                                              5,525           212
                                                                           $ 10,334

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                             2004           2003           2004         2003
                                                         (Restated)                  (Restated)
Revenues:
  Rental income                             $ 466          $ 585          $ 933        $ 1,167
  Other income                                  65             53            147           112
      Total revenues                           531            638          1,080         1,279

Expenses:
   Operating                                   311            253            553           517
   General and administrative                   59             69            127           139
   Depreciation                                124            120            243           238
   Interest                                    189            192            378           384
   Property tax                                 78             86            156           172
      Total expenses                           761            720          1,457         1,450

Loss from continuing operations               (230)           (82)          (377)         (171)
Income from discontinued operations             --             59             --            93

Net loss                                    $ (230)        $ (23)         $ (377)       $ (78)

Net loss allocated to general partner
  (9.90%)                                   $ (23)          $ (2)         $ (37)        $ (8)
Net loss allocated to limited
   partners (90.10%)                          (207)           (21)          (340)          (70)

                                            $ (230)        $ (23)         $ (377)       $ (78)
Per limited partnership unit:
  Loss from continuing operations          $ (2.76)       $ (0.99)       $ (4.53)      $ (2.05)
  Income from discontinued operations           --           0.71             --          1.12

Net loss per limited partnership unit      $ (2.76)       $ (0.28)       $ (4.53)      $ (0.93)

Distributions per limited partnership
  unit                                       $ --           $ --           $ --        $ 1.49


        See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES FUND XVIII
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2003               75,000      $(5,276)     $ 5,865       $ 589

Net loss for the six months
   ended June 30, 2004                    --          (37)        (340)        (377)

Partners' (deficiency) capital
   at June 30, 2004                   75,000      $(5,313)     $ 5,525       $ 212


        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net loss                                                         $ (377)       $ (78)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                      243          446
     Amortization of loan costs                                         17           30
     Change in accounts:
      Receivables and deposits                                          10           (2)
      Other assets                                                     (68)        (100)
      Accounts payable                                                  (4)         (22)
      Tenant security deposit liabilities                               (5)          28
      Accrued property taxes                                          (159)        (115)
      Other liabilities                                                 --           79
        Net cash (used in) provided by operating activities           (343)         266

Cash flows from investing activities:
  Property improvements and replacements                              (125)        (116)
  Net deposits to restricted escrows                                   (34)         (32)
        Net cash used in investing activities                         (159)        (148)

Cash flows from financing activities:
  Distributions to partners                                             --         (113)
  Payments on mortgage notes payable                                   (78)        (129)
        Net cash used in financing activities                          (78)        (242)

Net decrease in cash and cash equivalents                             (580)        (124)
Cash and cash equivalents at beginning of period                       683          716
Cash and cash equivalents at end of period                          $ 103        $ 592

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 361        $ 590

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                          $ 53         $ --

        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES FUND XVIII
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $113,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner charged reimbursement of accountable administrative expenses amounting to approximately $56,000 and $80,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the six months ended June 30, 2004 and 2003, no amounts were paid to the Managing General Partner as there were no distributions in 2004 and the 2003 distributions were made from cumulative undistributed sales and refinancing proceeds.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003.

                                                   Average Occupancy
      Property                                      2004       2003

      Oak Run Apartments                            78%        92%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $230,000 and $377,000, respectively, compared to a net loss for the three and six months ended June 30, 2003 of approximately $23,000 and $78,000, respectively. The increase in net loss for both the three and six months ended June 30, 2004 is due to a decrease in income from discontinued operations and an increase in loss from continuing operations. In accordance with Statement of Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations has been restated as of January 1, 2003 to reflect the operations of Overlook Point Apartments as income from discontinued operations due to the sale of the property in October 2003. The results of the property's operations for the three and six months ended June 30, 2003 are included in income from discontinued operations of approximately $59,000 and $93,000, respectively, which include revenues of approximately $512,000 and $1,007,000, respectively.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2004 was approximately $230,000 and $377,000, respectively, compared to a loss from continuing operations for the three and six months ended June 30, 2003 of approximately $82,000 and $171,000, respectively. The increase in loss from continuing operations for both the three and six months ended June 30, 2004 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Oak Run Apartments discussed above and an increase in bad debt expense. Other income increased due to increases in lease cancellation fees and cleaning and damage fees at Oak Run Apartments.

Total expenses increased for both the three and six months ended June 30, 2004 due to an increase in operating expense partially offset by a decrease in both property tax and general and administrative expenses. Depreciation and interest expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property and maintenance expenses partially offset by decreases in administrative and management fee expenses. Property expense increased due to an increase in utility costs and leasing personnel costs. Maintenance expense increased due to increases in landscaping supplies, contract painting and contract decorating costs. Administrative expenses decreased due to a decrease in property legal fees as a result of the settlement of a civil case in the prior year. Management fees decreased as a result of the decrease in rental income on which such fees are based. Property tax expense decreased due to a decrease in the assessed value of the property by the local taxing authorities.

General and administrative expenses decreased as a result of the sale of Overlook Apartments during 2003 which resulted in a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement partially offset by a slight increase in the cost of audit and tax services also as a result of the sale of Overlook Apartments. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $103,000 compared to approximately $592,000 at June 30, 2003. Cash and cash equivalents decreased approximately $580,000 from December 31, 2003 due to approximately $343,000, $159,000, and $78,000 of cash used in operating, investing, and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property is detailed below.

Oak Run Apartments: During the six months ended June 30, 2004 the Partnership completed approximately $178,000 of capital improvements at Oak Run Apartments consisting primarily of parking lot resurfacing, plumbing fixtures, structural upgrades, exterior painting and appliances and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Oak Run Apartments of approximately $9,755,000 is being amortized over thirty years with a balloon payment of approximately $9,728,000 due in October 2004. The Managing General Partner intends to refinance such indebtedness before its maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003. (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Six Months Ended    Partnership    Six Months Ended   Partnership
                      June 30, 2004         Unit         June 30, 2003       Unit
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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,672.50 limited partnership units (the "Units") in the Partnership representing 56.90% of the total outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.90% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unit holders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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


                                    CENTURY PROPERTIES FUND XVIII


                                    By:   Fox Partners
                                          General Partner


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVIII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of   Fox    Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.