Form 10QSB
period 2004-09-30
CENTURY PROPERTIES FUND XVIII
filed 2004-11-12
CIK 704271

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                   $ 86
   Receivables and deposits                                                        22
   Restricted escrows                                                             192
   Other assets                                                                   200
   Investment property:
      Land                                                     $ 6,218
      Buildings and related personal property                    12,331
                                                                 18,549
      Less accumulated depreciation                              (8,367)       10,182
                                                                             $ 10,682
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                            $ 160
   Other liabilities                                                              140
   Accrued property taxes                                                         239
   Tenant security deposit liabilities                                             40
   Due to affiliates                                                              392
   Mortgage note payable                                                        9,728

Partners' (Deficiency) Capital
   General partner                                             $ (5,336)
   Limited partners (75,000 units issued and
      outstanding)                                                5,319           (17)
                                                                             $ 10,682


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          2004           2003           2004          2003
Revenues:
  Rental income                          $ 458          $ 563         $ 1,391        $ 1,730
  Other income                               83             79            230            190
      Total revenues                        541            642          1,621          1,920

Expenses:
  Operating                                 338            275            891            791
  General and administrative                 36             69            163            208
  Depreciation                              123            118            366            356
  Interest                                  190            190            568            574
  Property tax                               83             56            239            228
      Total expenses                        770            708          2,227          2,157

Loss from continuing operations            (229)           (66)          (606)          (237)
Income from discontinued
  operations                                 --            111             --            204

Net (loss) income                        $ (229)         $ 45          $ (606)        $ (33)

Net (loss) income allocated to
  general partner (9.9%)                 $ (23)          $ 4           $ (60)         $ (3)
Net (loss) income allocated to
  limited partners (90.1%)                 (206)            41           (546)           (30)

                                         $ (229)         $ 45          $ (606)        $ (33)
Per limited partnership unit:
  Loss from continuing operations       $ (2.75)       $ (0.79)       $ (7.28)       $ (2.85)
  Income from discontinued
    operations                               --           1.33             --           2.45

Net (loss) income per limited
  partnership unit                      $ (2.75)        $ 0.54        $ (7.28)       $ (0.40)

Distributions per limited
  partnership unit                        $ --          $ 3.70          $ --         $ 5.19

         See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES FUND XVIII
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2003               75,000      $(5,276)     $ 5,865       $ 589

Net loss for the nine months
   ended September 30, 2004               --          (60)        (546)        (606)

Partners' (deficiency) capital
   at September 30, 2004              75,000      $(5,336)     $ 5,319       $ (17)

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2004       2003
Cash flows from operating activities:
  Net loss                                                       $ (606)      $ (33)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
     Depreciation                                                   366          667
     Amortization of loan costs                                      26           45
     Change in accounts:
      Receivables and deposits                                       12           14
      Other assets                                                  (73)         (79)
      Accounts payable                                               74           (6)
      Tenant security deposit liabilities                             1           23
      Due to affiliates                                               5           --
      Accrued property taxes                                        (75)         (31)
      Other liabilities                                              60           65
        Net cash (used in) provided by operating
           activities                                              (210)         665
Cash flows from investing activities:
  Property improvements and replacements                           (560)        (223)
  Net deposits to restricted escrows                                (31)         (14)
        Net cash used in investing activities                      (591)        (237)

Cash flows from financing activities:
  Advances from affiliates                                          372           --
  Loan costs paid                                                   (63)          --
  Distributions to partners                                          --         (393)
  Payments on mortgage notes payable                               (105)        (200)
        Net cash provided by (used in) financing
             activities                                             204         (593)
Net decrease in cash and cash equivalents                          (597)        (165)
Cash and cash equivalents at beginning of period                    683          716
Cash and cash equivalents at end of period                        $ 86        $ 551

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 480        $ 905

At September 30, 2004 and 2003, accounts payable and property improvements and replacements were adjusted by approximately $52,000 and $7,000, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In accordance with the Statement of Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations reflect the operations of Overlook Point Apartments, which was sold October 31, 2003, as income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $173,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner charged reimbursement of accountable administrative expenses amounting to approximately $84,000 and $121,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004, approximately $18,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the nine months ended September 30, 2004 and 2003, no amounts were paid to the Managing General Partner as there were no distributions in 2004 and the 2003 distributions were made from cumulative undistributed sales and refinancing proceeds.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ending September 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments and costs associated with obtaining a new mortgage on the property. During the nine months ended September 30, 2004 approximately $372,000 was advanced for these purposes. At September 30, 2004 the outstanding balance was approximately $374,000 including accrued interest. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense amounted to approximately $2,000 for the nine months ended September 30, 2004. Subsequent to September 30, 2004, an affiliate of the Managing General Partner loaned the Partnership approximately $1,855,000 which was used to help repay the existing mortgage (see Note C - Subsequent Event).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Subsequent Event

On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,855,000, which was funded by an affiliate of the Partnership's managing general partner ("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2%. The new mortgage requires monthly payments of interest beginning on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 6.00%. Adjustments to the initial amount paid are recognized in interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003.

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

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2004 was approximately $606,000 compared to a net loss for the nine months ended September 30, 2003 of approximately $33,000. The Partnership's net loss for the three months ended September 30, 2004 was approximately $229,000 compared to net income for the three months ended September 30, 2003 of approximately $45,000. The increase in net loss for both the three and nine months ended September 30, 2004 is due to a decrease in income from discontinued operations and an increase in loss from continuing operations. In accordance with Statement of Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations reflect the operations of Overlook Point Apartments as income from discontinued operations due to the sale of the property in October 2003. The results of the property's operations for the three and nine months ended September 30, 2003 are included in income from discontinued operations of approximately $111,000 and $204,000, respectively, which include revenues of approximately $558,000 and $1,565,000, respectively.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $229,000 and $606,000, respectively, compared to a loss from continuing operations for the three and nine months ended September 30, 2003 of approximately $66,000 and $237,000, respectively. The increase in loss from continuing operations for both the three and nine months ended September 30, 2004 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Oak Run Apartments discussed above and an increase in bad debt and concession expenses. Other income increased due to increases in lease cancellation fees and cleaning and damage fees offset by a decrease in late charges at Oak Run Apartments.

Total expenses increased for both the three and nine months ended September 30, 2004 due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expense. Depreciation and interest expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property and maintenance expenses partially offset by decreases in administrative and management fee expenses. Property expense increased due to an increase in utility costs and leasing personnel costs. Maintenance expense increased due to increases in landscaping supplies, contract painting and contract decorating costs. Administrative expenses decreased due to a decrease in property legal fees as a result of the settlement of a civil case in the prior year. Management fees decreased as a result of the decrease in rental income on which such fees are based. Property tax expense increased due to an increase in the property tax rate by the local taxing authorities.

General and administrative expenses decreased as a result of the sale of Overlook Apartments during 2003 which resulted in a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $86,000 compared to approximately $551,000 at September 30, 2003. Cash and cash equivalents decreased approximately $597,000 from December 31, 2003 due to approximately $591,000 and $210,000 of cash used in investing and operating activities, respectively, partially offset by approximately $204,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of advances from an affiliate partially offset by principal payments made on the mortgage encumbering the Partnership's property and the payment of loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ending September 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments and costs associated with obtaining a new mortgage on the property. During the nine months ended September 30, 2004 approximately $372,000 was advanced for these purposes. At September 30, 2004 the outstanding balance was approximately $374,000 including accrued interest. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense amounted to approximately $2,000 for the nine months ended September 30, 2004. Subsequent to September 30, 2004, an affiliate of the Managing General Partner loaned the Partnership approximately $1,855,000 which was used to help repay the existing mortgage (as discussed below).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2004 the Partnership completed approximately $612,000 of capital improvements at Oak Run Apartments consisting primarily of parking lot resurfacing, plumbing fixtures, structural upgrades, exterior painting and appliances and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete approximately $36,000 of additional capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures planned will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Oak Run Apartments of approximately $9,728,000 at September 30, 2004 matured on October 1, 2004.

On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,855,000, which was funded by an affiliate of the Partnership's managing general partner ("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2%. The new mortgage requires monthly payments of interest beginning on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 6.00%. Adjustments to the initial amount paid are recognized in interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003. (in thousands, except per unit data):


                     Nine Months Ended    Per Limited  Nine Months Ended   Per Limited
                       September 30,      Partnership    September 30,     Partnership
                            2004             Unit             2003             Unit
Sale and
  Refinancing (1)           $ --             $ --            $ 393            $ 5.19

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unit holders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 11, 2004

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

      10.4 Purchase and Sale Contract between Century Properties Fund XVIII and Rohnert Crossbrook Associates, dated August 15, 2003 for sale of Overlook Apartments. Incorporated by reference to the Registrant's Form 8-K dated October 13, 2003.

      10.5 Reinstatement and Amendment to Purchase and Sale Contract between Century Properties Fund XVIII and Rohnert Crossbrook Associates, dated September 24, 2003 for sale of Overlook Apartments. Incorporated by reference to the Registrant's Form 8-K dated October 13, 2003.

      10.6 Second Amendment to Purchase and Sale Contract between Century Properties Fund XVIII and Rohnert Crossbrook Associates, dated October 3, 2003 for sale of Overlook Apartments. Incorporated by reference to the Registrant's Form 8-K dated October 13, 2003.

      10.7 Loan Agreement dated September 30, 2004 between Oak Run, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to the Registrant's Form 8-K dated October 1, 2004.

      10.8 Promissory Note dated September 30, 2004 between Oak Run L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to the Registrant's Form 8-K dated October 1, 2004.

      10.9 Guaranty dated September 30, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank. Incorporated by reference to the Registrant's Form 8-K dated October 1, 2004.

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

Date:  November 11, 2004

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

Date:  November 11, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 11, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 11, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.