Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XVIII
filed 2005-03-30
CIK 704271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $2,187,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000 pursuant to a Registration Statement filed with the Securities and Exchange Commission. The net proceeds of the offering were used to acquire 12 income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1984, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. In October 2003, the Partnership sold Overlook Apartments. At December 31, 2004, the Registrant continues to own and operate one remaining property. See "Item 2. Description of Property".

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management services are performed at the Partnership's properties by an affiliate of the Managing General Partner. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are provided by an affiliate of the Managing General Partner.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                 Date of
Property                         Purchase     Type of Ownership        Use

Oak Run Apartments                 11/83    Fee ownership subject    Apartments
  Dallas, Texas                             to first mortgage (1)    420 units

(1) The property is held by Oak Run, LP in which the Partnership owns, on a fully liquidated basis, a 100% interest.

On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party, for a gross sale price of $15,600,000. The net proceeds realized by the Partnership were approximately $15,317,000 after payment of closing costs of approximately $283,000. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,546,000 during the twelve months ended December 31, 2003, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $440,000 for the twelve months ended December 31, 2003, including revenues of approximately $1,545,000 are included in loss from discontinued operations. The loss from discontinued operations includes a loss on early extinguishment of debt of approximately $606,000 for the twelve months ended December 31, 2003 due to the write-off of approximately $47,000 of unamortized loan costs and the payment of approximately $559,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Carrying   Accumulated    Depreciable                Federal
Property                Value    Depreciation        Life        Method    Tax Basis
                           (in thousands)                                (in thousands)
Oak Run Apartments     $18,694      $ 8,503        5-30 yrs       S/L       $ 6,256

See  "Item  7.  Financial  Statements  - Note A" to the  consolidated  financial
statements  for  a  description   of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
      Property              2004         Rate     Amortized    Date     Maturity (1)
                       (in thousands)                                  (in thousands)
Oak Run Apartments        $ 8,500         (2)        (3)      10/2007      $ 8,500

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other more specific details as to the terms of the loan.

(2) Adjustable rate equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum of 4.69%). The rate at December 31, 2004 was 5.25% and will reset monthly.

(3)   Interest only payments.

On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership's managing general partner ("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (7.25% at December 31, 2004). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjuction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 6.00%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                             2004         2003         2004        2003

 Oak Run Apartments                  $5,951       $6,201         80%         90%

Occupancy at Oak Run Apartments decreased as a result of changes in the criteria used to accept new tenants and increased competition in the Dallas market. The changes were instituted in an effort to attract and maintain more desirable tenants which will help to control operating expenses.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property were:

                                      2004            2004
                                    Billing           Rate
                                 (in thousands)

Oak Run Apartments                   $ 317            2.93%

Capital Improvements

During the year ended December 31, 2004 the Partnership completed approximately $757,000 of capital improvements at Oak Run Apartments consisting primarily of plumbing fixtures, structural upgrades, exterior painting, appliances, counter top and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000. The Partnership has 75,000 units outstanding held by 3,270 Limited Partners of record at December 31, 2004. Affiliates of the Managing General Partner owned 42,694.50 or 56.93% of the limited partnership units at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003:

                                          Per Limited                     Per Limited
                          Year Ended      Partnership      Year Ended     Partnership
                       December 31, 2004      Unit     December 31, 2003      Unit
                        (in thousands)                   (in thousands)
Sale and
  Refinancing (1)            $ --             $ --           $6,307          $83.25

(1) Approximately $1,358,000 from prior cumulative undistributed sale and refinancing proceeds and approximately $4,949,000 from the sale of Overlook Point Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after anticipated capital expenditures, to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $805,000, as compared to net income of approximately $9,706,000 for the year ended December 31, 2003. The decrease in net income is due to the recognition of a gain from sale of discontinued operations in 2003 and an increase in loss from continuing operations. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets held for sale or already disposed of be reported as discontinued operations on the statement of operations. On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party, for a gross sale price of $15,600,000. The net proceeds realized by the Partnership were approximately $15,317,000 after payment of closing costs of approximately $283,000. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,546,000 during the twelve months ended December 31, 2003, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2003. The property's operations, a loss of approximately $440,000 for the twelve months ended December 31, 2003, including revenues of approximately $1,545,000, are included in loss from discontinued operations. The loss from discontinued operations includes a loss on early extinguishment of debt of approximately $606,000 for the twelve months ended December 31, 2003 due to the write-off of approximately $47,000 of unamortized loan costs and the payment of approximately $559,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

The Partnership's loss from continuing operations for the year ended December 31, 2004 was approximately $805,000 compared to a loss from continuing operations for the year ended December 31, 2003 of approximately $400,000. The increase in loss from continuing operations was due to a decrease in total revenues and a slight increase in total expenses. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Oak Run Apartments and an increase in bad debt and concession expenses. Other income increased due to increases in lease cancellation fees and cleaning and damage fees partially offset by a decrease in late charges at Oak Run Apartments.

Total expenses increased for the year ending December 31, 2004 due to increases in operating and depreciation expenses partially offset by decreases in general and administrative and interest expenses. Property tax expense remained relatively constant for the comparable periods. Operating expense increased due to increases in advertising, property, and maintenance expenses partially offset by decreases in administrative and management fee expenses. Advertising increased due to an increase in web advertising and leasing promotions in an effort to increse occupancy levels. Property expense increased due to an increase in utility costs and leasing personnel costs. Maintenance expense increased due to increases in contract painting, electrical and plumbing supplies and contract decorating costs. Administrative expenses decreased due to a decrease in property legal fees as a result of the settlement of a civil case in the prior year and a decrease in tax services. Management fees decreased as a result of the decrease in rental income on which such fees are based. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the refinancing of the mortgage encumbering Oak Run Apartments as discussed below.

General and administrative expenses decreased as a result of the sale of Overlook Apartments during 2003, which resulted in a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $103,000 compared to approximately $683,000 at December 31, 2003. Cash and cash equivalents decreased approximately $580,000 from December 31, 2003. The decrease is due to approximately $647,000 and $558,000 of cash used in investing and operating activities, respectively, partially offset by approximately $625,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of advances from an affiliate and proceeds from the new mortgage encumbering the Partnership's investment property partially offset by principal payments made on the mortgage encumbering the Partnership's property, repayment of the mortgage encumbering the same property, repayment of advances from an affiliate and the payment of loan costs and a rate cap fee. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, an amount to cover costs associated with obtaining a new mortgage on the property, and the deficiency between the existing mortgage payoff amount and the new mortgage. During the year ended December 31, 2004 approximately $2,227,000 was advanced for these purposes. The Partnership repaid approximately $63,000 during the year ended December 31, 2004. There were no advances or repayment of advances during the year ended December 31, 2003. At December 31, 2004 the outstanding balance was approximately $2,202,000 including accrued interest. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense amounted to approximately $38,000 for the year ended December 31, 2004.

The  Partnership  regularly  evaluates  the  capital  improvement  needs  of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership's managing general partner
("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (7.25% at December 31, 2004). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 6.00%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003:

                                          Per Limited                     Per Limited
                          Year Ended      Partnership      Year Ended     Partnership
                       December 31, 2004      Unit     December 31, 2003      Unit
                        (in thousands)                   (in thousands)
Sale and
  Refinancing (1)            $ --             $ --           $6,307          $83.25

(1) Approximately $1,358,000 from prior cumulative, undistributed sale and refinancing proceeds and approximately $4,949,000 from the sale of Overlook Point Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after anticipated capital expenditures, to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.


Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Fund XVIII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
  Cash and cash equivalents                                                    $ 103
  Receivables and deposits                                                         450
  Restricted escrows                                                                63
  Other assets                                                                     279
  Investment property (Notes B and E):
    Land                                                        $ 6,218
    Buildings and related personal property                       12,476
                                                                 18,694
    Less accumulated depreciation                                 (8,503)       10,191
                                                                              $ 11,086

Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                              $ 37
  Other liabilities                                                                132
  Accrued property taxes                                                           317
  Tenant security deposit liabilities                                               41
  Due to affiliates (Note D)                                                     2,275
  Mortgage note payable (Note B)                                                 8,500

Partners' (Deficiency) Capital
  General partner                                               $ (5,355)
  Limited partners (75,000 units issued and outstanding)           5,139          (216)
                                                                              $ 11,086

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                              2004            2003
Revenues:
  Rental income                                              $ 1,875        $ 2,250
  Other income                                                   312            260
      Total revenues                                           2,187          2,510

Expenses:
  Operating                                                    1,197          1,062
  General and administrative                                     232            296
  Depreciation                                                   502            473
  Interest                                                       744            765
  Property tax                                                   317            314
      Total expenses                                           2,992          2,910

Loss from continuing operations                                 (805)          (400)
Loss from discontinued operations                                 --           (440)
Gain on sale of discontinued operations                           --         10,546

Net (loss) income                                            $ (805)        $ 9,706

Net (loss) income allocated to general partner                $ (79)        $ 1,027
Net (loss) income allocated to limited partners                 (726)         8,679

                                                             $ (805)        $ 9,706
Per limited partnership unit:
  Loss from continuing operations                            $ (9.68)       $ (4.80)
  Loss from discontinued operations                               --          (5.28)
  Gain on sale of discontinued operations                         --         125.80

Net (loss) income per limited partnership unit               $ (9.68)       $115.72

Distributions per limited partnership unit                    $ --          $ 83.25


        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                         Limited
                                       Partnership     General    Limited
                                          Units        Partner    Partners    Total

Original capital contributions            75,000        $ --      $75,000    $75,000

Partners' (deficiency) capital at
   December 31, 2002                      75,000       $(6,240)   $ 3,430    $(2,810)

Distributions to partners                     --           (63)    (6,244)    (6,307)

Net income for the year ended
   December 31, 2003                          --         1,027      8,679      9,706

Partners' (deficiency) capital at
   December 31, 2003                      75,000        (5,276)     5,865        589

Net loss for the year ended
   December 31, 2004                          --           (79)      (726)      (805)

Partners' (deficiency) capital at
   December 31, 2004                      75,000       $(5,355)   $ 5,139     $ (216)

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                               $ (805)     $ 9,706
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     502          820
     Loss on early extinguishment of debt                               3          606
     Gain on sale of discontinued operations                           --      (10,546)
     Amortization of loan costs                                        41           56
     Bad debt expense, net                                            143          151
     Change in accounts:
      Receivables and deposits                                       (559)        (125)
      Other assets                                                    (27)         (22)
      Accounts payable                                                 (9)         (69)
      Other liabilities                                                52          (59)
      Accrued property taxes                                            3          (28)
      Tenant security deposit liabilities                               2          (17)
      Due to affiliates                                                96           --
        Net cash (used in) provided by operating activities          (558)         473
Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                    --       15,317
  Property improvements and replacements                             (745)        (269)
  Net withdrawals from (deposits to) restricted escrows                98          (42)
        Net cash (used in) provided by investing activities          (647)      15,006
Cash flows from financing activities:
  Repayment of mortgage note payable                               (9,728)      (8,397)
  Payment of prepayment penalty                                        --         (559)
  Payments on mortgage notes payable                                 (105)        (249)
  Proceeds from mortgage note payable                               8,500           --
  Advances from affiliate                                           2,227           --
  Payments on advances from affiliate                                 (63)         --
  Loan costs paid                                                    (176)          --
  Rate cap fee paid                                                   (30)          --
  Distributions to partners                                            --       (6,307)
        Net cash provided by (used in) financing activities           625      (15,512)
Net decrease in cash and cash equivalents                            (580)         (33)
Cash and cash equivalents at beginning of year                        683          716
Cash and cash equivalents at end of year                          $ 103        $ 683
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 611       $ 1,175

At December 31, 2004 accounts payable and property improvements and replacements were adjusted by approximately $12,000.

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVIII (the "Partnership" or "Registrant") is a California limited partnership organized in July 1982 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), Fox Realty Investors ("FRI"), and Fox Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"). As of December 31, 2004, the Partnership operates one residential apartment complex located in Texas. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless such date is modified or amended in accordance with applicable law.

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

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $91,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs: Loan costs of approximately $176,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized over the term of the related loan agreement. At December 31, 2004, accumulated amortization is approximately $15,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be $59,000 in 2005 through 2007.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Investment Property: Investment property consist of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value at December 31, 2004.

Derivative Financial Instruments: For the Partnership's variable rate debt, the Managing General Partner has entered into an interest rate cap agreement to reduce the Partnership's exposure to interest rate fluctuations. The interest rate cap agreement entered into in conjunction with the Oak Run Apartments refinancing effectively limits the Partnership's exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair value of this instrument is reflected as an asset in the consolidated balance sheet, and periodic changes in fair value are included in interest expense. This instrument is not material to the Partnership's consolidated financial position and results of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $48,000 and $86,000 for the years ended December 31, 2004 and 2003, respectively, are included in operating expenses and loss from discontinued operations.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Mortgage Note Payable

The terms of mortgage note payable are as follows:

                                Principal                              Principal
                               Balance At      Stated                   Balance
                              December 31,    Interest   Maturity        Due At
           Property               2004          Rate       Date         Maturity
                             (in thousands)                          (in thousands)
Oak Run Apartments               $ 8,500         (1)      10/2007       $ 8,500

(1) Adjustable rate equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum of 4.69%). The rate at December 31, 2004 was 5.25% and will reset monthly.

On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership's managing general partner ("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (7.25% at December 31, 2004). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjuction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 6.00%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the property. The mortgage note payable includes a prepayment penalty if repaid prior to its
maturity.   Further,   the   property  may  not  be  sold  subject  to  existing
indebtedness.

Note C - Income Taxes

Differences between the net (loss) income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2004          2003
Net (loss) income as reported                       $ (805)       $ 9,706
Add (deduct):
  Depreciation differences                              73            431
  Gain on sale                                          --          2,653
  Other                                                 33            (50)
Federal taxable (loss) income                      $  (699)       $12,740
Federal taxable (loss) income per limited
  partnership unit                                 $ (8.39)       $152.17

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                 2004
Net liabilities as reported                     $ (216)
Land and buildings                               1,196
Accumulated depreciation                        (5,131)
Syndication and distribution costs               9,592
Other                                              163
Net assets - Federal tax basis                 $ 5,604

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $219,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expense and loss from discontinued operations.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2004 and 2003, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds during the year ended December 31, 2003 and there were no distributions during the year ended December 31, 2004.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 and $177,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expense. At
December 31, 2004, approximately $73,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the year ended December 31, 2004 approximately $2,227,000 was advanced for these purposes. The Partnership repaid approximately $63,000 during the year ended December 31, 2004. There were no advances or repayment of advances during the year ended December 31, 2003. At December 31, 2004 the outstanding balance was approximately $2,202,000 including accrued interest. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense amounted to approximately $38,000 for the year ended December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings          Costs
                                                         and Related      Capitalized
                                                          Personal       Subsequent to
     Description           Encumbrances       Land        Property        Acquisition
                          (in thousands)                                (in thousands)
Oak Run Apartments           $ 8,500         $ 6,218       $ 8,713          $ 3,763

                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal            Accumulated    Date    Depreciable
      Description         Land     Property    Total   Depreciation Acquired      Life
                                     (in thousands)

Oak Run Apartments       $ 6,218    $12,476   $18,694    $ 8,503     11/83      5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2004            2003
Investment Property                                  (in thousands)
Balance at beginning of year                    $ 17,937        $ 28,946
  Property improvements                              757             269
  Sale of investment property                         --         (11,278)
Balance at end of year                          $ 18,694        $ 17,937

Accumulated Depreciation
Balance at beginning of year                    $ 8,001         $ 13,745
  Depreciation expense                               502             820
  Sale of investment property                         --          (6,564)
Balance at end of year                          $ 8,503          $ 8,001

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2004 and 2003, is approximately $19,890,000 and $19,132,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $13,634,000 and $13,204,000, respectively.

Note F - Disposition of Investment Property

On October 31, 2003, the Partnership sold Overlook Point Apartments to an unrelated third party, for a gross sale price of $15,600,000. The net proceeds realized by the Partnership were approximately $15,317,000 after payment of closing costs of approximately $283,000. The Partnership used approximately $8,397,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,546,000 during the twelve months ended December 31, 2003, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $440,000 for the twelve months ended December 31, 2003, including revenues of approximately $1,545,000, are included in loss from discontinued operations. The loss from discontinued operations includes a loss on early extinguishment of debt of approximately $606,000 for the twelve months ended December 31, 2003 due to the write-off of approximately $47,000 of unamortized loan costs and the payment of approximately $559,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call".

Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is currently underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 2004.

               Name of                                         Percentage
          Beneficial Owner                Number of Units       of Class

AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    21,717.0            28.96%
Madison River Properties, LLC
  (an affiliate of AIMCO)                     5,259.5             7.01%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    15,618.0            20.83%
Fox Capital Management Company
  (an affiliate of AIMCO)                       100.0             0.13%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $219,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expense and loss from discontinued operations.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2004 and 2003, no amounts were paid to the Managing General Partner as all distributions were made from cumulative undistributed sales and refinancing proceeds during the year ended December 31, 2003 and there were no distributions during the year ended December 31, 2004.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 and $177,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expense. At
December 31, 2004, approximately $73,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the year ended December 31, 2004 approximately $2,227,000 was advanced for these purposes. The Partnership repaid approximately $63,000 during the year ended December 31, 2004. There were no advances or repayment of advances during the year ended December 31, 2003. At December 31, 2004 the outstanding balance was approximately $2,202,000 including accrued interest. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense amounted to approximately $38,000 for the year ended December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $29,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $7,000 and $11,000 for 2004 and 2003, respectively.

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


                                    CENTURY PROPERTIES FUND XVIII


                                    By:   Fox Partners
                                          General Partner


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 30, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive     Date: March 30, 2005
Harry G. Alcock               Vice President



/s/Martha L. Long             Director and Senior Vice   Date: March 30, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President             Date: March 30, 2005
Stephen B. Waters

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

Date:  March 30, 2005

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

Date:  March 30, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVIII (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.