Form 10QSB
period 2005-03-31
CENTURY PROPERTIES FUND XVIII
filed 2005-05-13
CIK 704271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                 $ 117
   Receivables and deposits                                                     216
   Restricted escrows                                                            82
   Other assets                                                                 306
   Investment property:
      Land                                                   $ 6,218
      Buildings and related personal property                  12,527
                                                               18,745
      Less accumulated depreciation                            (8,640)       10,105
                                                                           $ 10,826
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 51
   Other liabilities                                                            105
   Accrued property taxes                                                        81
   Tenant security deposit liabilities                                           41
   Due to affiliates (Note B)                                                 2,454
   Mortgage note payable                                                      8,500

Partners' (Deficiency) Capital
   General partner                                           $ (5,374)
   Limited partners (75,000 units issued and
      outstanding)                                              4,968          (406)
                                                                           $ 10,826

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                             Three Months Ended
                                                                 March 31,
                                                           2005             2004
Revenues:
   Rental income                                          $ 501             $ 467
   Other income                                               54                82
      Total revenues                                         555               549

Expenses:
   Operating                                                 300               261
   General and administrative                                 52                49
   Depreciation                                              137               119
   Interest                                                  175               189
   Property tax                                               81                78
      Total expenses                                         745               696

Net loss                                                  $ (190)          $ (147)

Net loss allocated to general partner (9.9%)              $ (19)            $ (14)
Net loss allocated to limited partners (90.1%)              (171)             (133)
                                                          $ (190)          $ (147)

Net loss per limited partnership unit                    $ (2.28)          $ (1.77)


         See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES FUND XVIII
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2004               75,000      $(5,355)     $ 5,139       $ (216)

Net loss for the three months
   ended March 31, 2005                   --          (19)        (171)        (190)

Partners' (deficiency) capital
   at March 31, 2005                  75,000      $(5,374)     $ 4,968       $ (406)

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows from operating activities:
  Net loss                                                         $ (190)      $ (147)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                      137          119
     Bad debt expense                                                   17           37
     Amortization of loan costs                                         17            9
     Change in accounts:
      Receivables and deposits                                         217          (29)
      Other assets                                                     (34)         (67)
      Accounts payable                                                  11           70
      Other liabilities                                                (27)          (6)
      Accrued property taxes                                          (236)        (236)
      Tenant security deposit liabilities                               --           (2)
      Due to affiliates                                                 76           --
        Net cash used in operating activities                          (12)        (252)

Cash flows from investing activities:
  Property improvements and replacements                               (48)         (49)
  Net deposits to restricted escrows                                   (19)         (37)
        Net cash used in investing activities                          (67)         (86)

Cash flows from financing activities:
  Payments on mortgage notes payable                                    --          (39)
  Advances from affiliates                                             103           --
  Loan costs paid                                                      (10)          --
        Net cash provided by (used in) financing activities             93          (39)

Net increase (decrease) in cash and cash equivalents                    14         (377)
Cash and cash equivalents at beginning of period                       103          683
Cash and cash equivalents at end of period                          $ 117        $ 306

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 112        $ 181
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                                $ 15         $ --

At December 31, 2004, approximately $12,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Reclassification:

Certain balances from 2004 have been reclassified to conform to the current year presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $28,000 and $27,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $35,000 and $28,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses. At March 31, 2005, approximately $109,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the three months ended March 31, 2005 and 2004, no amounts were paid to the Managing General Partner as there were no distributions.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005 approximately $103,000 was advanced to Oak Run Apartments for operating expenses. There were no advances for the three months ended March 31, 2004. During the second half of 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the second half of 2004 approximately $2,227,000 was advanced for these purposes. At March 31, 2005 the outstanding balance was approximately $2,345,000 including accrued interest. Interest accrues at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense amounted to approximately $40,000 for the three months ended March 31, 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $39,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2005 and 2004.

                                                   Average Occupancy
      Property                                      2005       2004

      Oak Run Apartments                            84%        79%
        Dallas, Texas

Occupancy at Oak Run Apartments increased as a result of increased advertising and a lowering of the average rental rate to make the property more competitive in its market area.

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

Results of Operations

The Partnership recognized a net loss of approximately $190,000 for the three months ended March 31, 2005 compared to a net loss of approximately $147,000 for the three months ended March 31, 2004. The increase in net loss is due to an increase in total expenses partially offset by a slight increase in total revenues. Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at Oak Run Apartments as discussed above and a decrease in bad debt expense which were partially offset by a decrease in the average rental rate charged. Other income decreased due to a decrease in lease cancellation fees, late charges and cleaning and damage fees at the Partnership's investment property.

Total expenses increased for the three months ended March 31, 2005 due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. General and administrative and property tax expenses remained relatively constant for the comparable periods. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to an increase in periodicals advertising and leasing promotions in an effort to increase occupancy levels. Property expense increased due to an increase in leasing personnel cost. Maintenance expense increased due to an increase in contract services at the Partnership's investment property. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the refinancing of the mortgage encumbering Oak Run Apartments in October 2004 as discussed below.

Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are the annual partnership and investor service fees as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $117,000 compared to approximately $306,000 at March 31, 2004. Cash and cash equivalents increased approximately $14,000 from December 31, 2004 due to approximately $93,000 of cash provided by financing activities partially offset by approximately $67,000 and $12,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances from affiliates partially offset by the payment of additional loan costs. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005 approximately $103,000 was advanced to Oak Run Apartments for operating expenses. There were no advances for the three months ended March 31, 2004. During the second half of 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the second half of 2004 approximately $2,227,000 was advanced for these purposes. At March 31, 2005 the outstanding balance was approximately $2,345,000 including accrued interest. Interest accrues at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense amounted to approximately $40,000 for the three months ended March 31, 2005.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. The Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's remaining property are detailed below.

During the three months ended March 31, 2005 the Partnership completed approximately $51,000 of capital improvements at Oak Run Apartments consisting primarily of counter tops and floor covering replacements and exterior improvements. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership's Managing General Partner
("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (7.75% at March 31, 2005). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 6.00%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

There were no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 14, 2005, the Partnership sought the vote of the limited partners in regards to an amendment (the "Amendment") of the Agreement of Limited Partnership (the "Partnership Agreement"), to extend the term of the Partnership from December 31, 2007 to December 31, 2010.

            On April 4, 2005, the consent solicitation expired pursuant to its terms. The consent of the requisite number of limited partners was received. Accordingly, the Partnership Agreement has been amended to extend the term of the Partnership from December 31, 2007 to December 31, 2010.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 13, 2005

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

      3.4a Amendment to the Limited Partnership Agreement dated April 4, 2005 filed with the Registrant's Form 10-QSB dated March 31, 2005.

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 3.4A
                          CENTURY PROPERTIES FUND XVIII

                                AMENDMENT TO THE
                          LIMITED PARTNERSHIP AGREEMENT

      This AMENDMENT (this "(Amendment") dated as of April 4, 2005, to the LIMITED PARTNERSHIP AGREEMENT (the "Partnership Agreement") of CENTURY PROPERTIES FUND XVIII, a California limited partnership (the "Partnership"), is entered into by the undersigned.

                                   WITNESSETH:

      WHEREAS, pursuant to Section 16.2.5 of the Partnership Agreement, Limited Partners who own more than 50% of the Total Outstanding units have consented in writing to this Amendment to the Partnership Agreement; and

      WHEREAS, pursuant to the Partnership Agreement the General Partner may execute this Amendment to the Partnership Agreement on behalf of the Partnership and the Limited Partners;

      NOW, THEREFORE, the parties agree as follows:

      1. Section 4.3 of the Partnership Agreement is hereby amended to read in its entirety as follows:

            "The Partnership will commence on the date of filing of the certificate of limited partnership for the Partnership and will continue until December 31, 2010, unless previously terminated in accordance with the provisions of this Partnership Agreement."

      2. Except as amended and modified by this Amendment, all other terms of the Partnership Agreement shall remain unchanged.

3. This Amendment shall be governed by and construed as to validity, enforcement, interpretations, construction, effect and in all other respects by the internal laws of the State of California.

4. All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in the Partnership Agreement.

      IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and their respective signatures to be hereunto affixed and attested, all as of the day and year first above written.

                                 General Partner

                              Fox Partners

                              By: Fox Capital Management Corporation, its Managing General Partner

                              By:   /s/Martha L. Long
                              Name: Martha L. Long
                              Title: Senior Vice President

                                 Limited Partner

                              By: Fox Partners, as attorney-in-fact pursuant to the power of attorney provided in Section 20 of the Partnership Agreement

                              By: Fox Capital Management Corporation, its Managing General Partner

                              By:    /s/Martha L. Long
                              Name: Martha L. Long
                              Title: Senior Vice President

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

Date:  May 13, 2005

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

Date:  May 13, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.