Form 10QSB
period 2005-06-30
CENTURY PROPERTIES FUND XVIII
filed 2005-08-15
CIK 704271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 130
   Receivables and deposits                                                     251
   Restricted escrows                                                           120
   Other assets                                                                 252
   Investment property:
      Land                                                   $ 6,218
      Buildings and related personal property                  12,654
                                                               18,872
      Less accumulated depreciation                            (8,777)       10,095
                                                                           $ 10,848
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 90
   Other liabilities                                                            127
   Accrued property taxes                                                       149
   Tenant security deposit liabilities                                           41
   Due to affiliates (Note B)                                                 2,536
   Mortgage note payable                                                      8,500

Partners' (Deficiency) Capital
   General partner                                           $ (5,392)
   Limited partners (75,000 units issued and
      outstanding)                                              4,797          (595)
                                                                           $ 10,848

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                             2005           2004           2005         2004
Revenues:
  Rental income                             $ 505          $ 466         $ 1,006        $ 933
  Other income                                  44             65             98           147
      Total revenues                           549            531          1,104         1,080

Expenses:
   Operating                                   290            311            590           572
   General and administrative                   60             59            112           108
   Depreciation                                137            124            274           243
   Interest                                    183            189            358           378
   Property tax                                 68             78            149           156
      Total expenses                           738            761          1,483         1,457

Net loss                                    $ (189)        $ (230)        $ (379)      $ (377)

Net loss allocated to general
  partner (9.9%)                            $ (18)         $ (23)         $ (37)        $ (37)
Net loss allocated to limited
   partners (90.1%)                           (171)          (207)          (342)         (340)

                                            $ (189)        $ (230)        $ (379)      $ (377)

Net loss per limited partnership unit      $ (2.28)       $ (2.76)       $ (4.56)      $ (4.53)

         See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES FUND XVIII
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2004               75,000      $(5,355)     $ 5,139       $ (216)

Net loss for the six months
   ended June 30, 2005                    --          (37)        (342)        (379)

Partners' (deficiency) capital
   at June 30, 2005                   75,000      $(5,392)     $ 4,797       $ (595)

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                         June 30
                                                                    2005         2004
Cash flows from operating activities:
  Net loss                                                       $  (379)      $  (377)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                    274           243
     Bad debt expense                                                 23            57

     Amortization of loan costs                                       32            17
     Change in accounts:
      Receivables and deposits                                       176           (47)
      Other assets                                                     5           (68)
      Accounts payable                                                15            (4)
      Tenant security deposit liabilities                             --            (5)
      Accrued property taxes                                        (168)         (159)
      Other liabilities                                               (5)           --
      Due to affiliates                                               80            --
        Net cash provided by (used in)  operating activities          53          (343)
Cash flows from investing activities:
  Property improvements and replacements                            (140)         (125)
  Net deposits to restricted escrows                                 (57)          (34)
        Net cash used in investing activities                       (197)         (159)
Cash flows from financing activities:
  Payments on mortgage notes payable                                  --           (78)
  Advances from affiliates                                           243            --
  Payments made to affiliates                                        (62)           --
  Loan costs paid                                                    (10)           --
        Net cash provided by (used in) financing activities          171           (78)
Net increase (decrease) in cash and cash equivalents                  27          (580)
Cash and cash equivalents at beginning of period                     103           683
Cash and cash equivalents at end of period                       $   130       $   103
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   315       $   361
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                             $    50       $    53

At December 31, 2004, approximately $12,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at the six months ended June 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Reclassification:

Certain balances from 2004 have been reclassified to conform to the 2005 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $56,000 and $53,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $69,000 and $56,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses. At June 30, 2005, approximately $146,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the six months ended June 30, 2005 and 2004, no amounts were paid to the Managing General Partner as there were no distributions.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2005 approximately $243,000 was advanced to Oak Run Apartments for operating expenses. There were no advances for the six months ended June 30, 2004. During the second half of 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the second half of 2004 approximately $2,227,000 was advanced for these purposes. During the six months ended June 30, 2005, the Partnership repaid approximately $62,000 for advances and approximately $78,000 for accrued interest. At June 30, 2005 the outstanding balance was approximately $2,390,000 including accrued interest. Interest accrues at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense amounted to approximately $86,000 for the six months ended June 30, 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $39,000 for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interest. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004.

                                                   Average Occupancy
      Property                                      2005       2004

      Oak Run Apartments                            83%        78%
        Dallas, Texas

Occupancy at Oak Run Apartments increased as a result of increased advertising, additional leasing staff and a lowering of the average rental rate to make the property more competitive in its market area.

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

Results of Operations

The Partnership recognized a net loss of approximately $189,000 and $379,000 for the three and six months ended June 30, 2005, respectively, compared to a net loss of approximately $230,000 and $377,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss for the three months ended June 30, 2005 was due to an increase in total revenues and a decrease in total expenses. The increase in net loss for the six months ended June 30, 2005 was due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six months ended June 30, 2005 due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at Oak Run Apartments discussed above and a decrease in bad debt expense which were partially offset by a decrease in the average rental rate charged. Other income decreased due to decreases in lease cancellation fees, late charges and cleaning and damage fees at Oak Run Apartments.

Total expenses increased for the six months ended June 30, 2005 due to an increase in operating and depreciation expenses partially offset by a decrease in interest and property tax expense. General and administrative expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in advertising and property expenses. Advertising expense increased due to an increase in leasing promotions in an effort to increase occupancy levels. Property expense increased due to an increase in salaries and related benefits. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the refinancing of the mortgage encumbering Oak Run Apartments in October 2004 as discussed below partially offset by an increase in interest on advances from affiliates. Property tax expense decreased due to a decrease in the estimated 2005 property taxes at Oak Run Apartments as a result of a lower tax rate for the county taxes.

Total expenses decreased for the three months ended June 30, 2005 due to a decrease in operating and property tax expense partially offset by an increase in depreciation expense. General and administrative and interest expense remained relatively constant for the comparable periods. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense. Maintenance expense decreased due to a decrease in landscaping and electrical supplies. Property expense increased due to an increase in salaries and related benefits. Property tax expense decreased due to a decrease in the estimated 2005 property taxes at Oak Run Apartments as a result of a lower tax rate for the county taxes. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated.

Included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $130,000 compared to approximately $103,000 at June 30, 2004. Cash and cash equivalents increased approximately $27,000 from December 31, 2004 due to approximately $171,000 and $53,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $197,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates partially offset by the repayment of advances from affiliates and payment of additional loan costs. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2005 approximately $243,000 was advanced to Oak Run Apartments for operating expenses. There were no advances for the six months ended June 30, 2004. During the second half of 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments, costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the second half of 2004 approximately $2,227,000 was advanced for these purposes. During the six months ended June 30, 2005, the Partnership repaid approximately $62,000 for advances and approximately $78,000 for accrued interest. At June 30, 2005 the outstanding balance was approximately $2,390,000 including accrued interest. Interest accrues at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense amounted to approximately $86,000 for the six months ended June 30, 2005.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. The Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property is detailed below.

During the six months ended June 30, 2005 the Partnership completed approximately $178,000 of capital improvements at Oak Run Apartments consisting primarily of signage, counter tops, floor covering and appliance replacements, exterior improvements, and golf carts. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership's Managing General Partner
("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (8.25% at June 30, 2005). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 6.00%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

There were no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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

      3.4a Amendment to the Limited Partnership Agreement dated April 4, 2005. Incorporated by reference to the Registrant's Form 10-QSB dated March 31, 2005.

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

Date:  August 15, 2005

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

Date:  August 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.