Form 10QSB
period 2005-09-30
CENTURY PROPERTIES FUND XVIII
filed 2005-11-14
CIK 704271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                          CENTURY PROPERTIES FUND XVIII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                   $ 37
   Receivables and deposits                                                       352
   Restricted escrows                                                             158
   Other assets                                                                   274
   Investment property:
      Land                                                     $ 6,218
      Buildings and related personal property                    12,838
                                                                 19,056
      Less accumulated depreciation                              (8,907)       10,149
                                                                             $ 10,970
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                            $ 132
   Other liabilities                                                              163
   Accrued property taxes                                                         223
   Tenant security deposit liabilities                                             50
   Due to affiliates (Note B)                                                   2,830
   Mortgage note payable                                                        8,500

Partners' (Deficiency) Capital
   General partner                                             $ (5,425)
   Limited partners (75,000 units issued and
      outstanding)                                                4,497          (928)
                                                                             $ 10,970

            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          2005           2004           2005          2004
Revenues:
  Rental income                          $ 536          $ 458         $ 1,542        $ 1,391
  Other income                               54             83            152            230
  Casualty gain                               8             --              8             --
      Total revenues                        598            541          1,702          1,621

Expenses:
  Operating                                 446            338          1,036            910
  General and administrative                 52             36            164            144
  Depreciation                              142            123            416            366
  Interest                                  217            190            575            568
  Property tax                               74             83            223            239
      Total expenses                        931            770          2,414          2,227

Net loss                                 $ (333)        $ (229)        $ (712)       $ (606)

Net loss allocated to general
  partner (9.9%)                         $ (33)         $ (23)         $ (70)         $ (60)
Net loss allocated to limited
  partners (90.1%)                         (300)          (206)          (642)          (546)
                                         $ (333)        $ (229)        $ (712)       $ (606)

Net loss per limited partnership
  unit                                  $ (4.00)       $ (2.75)       $ (8.56)       $ (7.28)

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVIII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        75,000        $ --       $75,000      $75,000

Partners' (deficiency) capital
   at December 31, 2004               75,000      $(5,355)     $ 5,139       $ (216)

Net loss for the nine months
   ended September 30, 2005               --          (70)        (642)        (712)

Partners' (deficiency) capital
   at September 30, 2005              75,000      $(5,425)     $ 4,497       $ (928)

            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                     2005      2004
Cash flows from operating activities:
  Net loss                                                       $ (712)     $ (606)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation                                                   416          366
     Bad debt expense                                                29          100
     Amortization of loan costs                                      49           26
     Casualty gain                                                   (8)          --
     Change in accounts:
      Receivables and deposits                                       69          (88)
      Other assets                                                  (24)         (73)
      Accounts payable                                               87           74
      Tenant security deposit liabilities                             9            1
      Due to affiliates                                             168            5
      Accrued property taxes                                        (94)         (75)
      Other liabilities                                              31           60
        Net cash provided by (used in) operating
           activities                                                20         (210)
Cash flows from investing activities:
  Property improvements and replacements                           (371)        (560)
  Insurance proceeds received                                        13           --
  Net deposits to restricted escrows                                (95)         (31)
        Net cash used in investing activities                      (453)        (591)

Cash flows from financing activities:
  Advances from affiliates                                          539          372
  Payments made to affiliates                                      (152)          --
  Loan costs paid                                                   (20)         (63)
  Payments on mortgage notes payable                                 --         (105)
        Net cash provided by financing activities                   367          204

Net decrease in cash and cash equivalents                           (66)        (597)
Cash and cash equivalents at beginning of period                    103          683
Cash and cash equivalents at end of period                        $ 37        $ 86

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 451        $ 480
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                              $ 20        $ 52

At December 31, 2004, approximately $12,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the nine months ended September 30, 2005.

            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVIII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI") and Fox
Partners 82. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $83,000 and $79,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $104,000 and $84,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses. At September 30, 2005, approximately $184,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the nine months ended September 30, 2005 and 2004, no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2005 and 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments. During the nine months ended September 30, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $539,000 and $372,000, respectively. During the fourth quarter of 2004, an affiliate of the Managing General Partner agreed to advance the Partnership approximately $1,855,000 to cover costs associated with obtaining a new mortgage on the property and to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the nine months ended September 30, 2005, the Partnership repaid approximately $152,000 for advances and approximately $80,000 for accrued interest. At September 30, 2005 the outstanding balance was approximately $2,646,000 including accrued interest. Interest accrues at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense amounted to approximately $137,000 and $2,000 for the nine months ended September 30, 2005 and 2004, respectively. Subsequent to September 30, 2005, an affiliate of the Managing General Partner agreed to advance additional funds in excess of the credit line to cover operational expenses and capital improvements at Oak Run Apartments of approximately $189,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $39,000 for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, occurring in May 2005, which caused damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004.

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

Results of Operations

The Partnership recognized a net loss of approximately $333,000 and $712,000 for the three and nine months ended September 30, 2005 respectively compared to a net loss of approximately $229,000 and $606,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three and nine months ended September 30, 2005 was due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and nine months ended September 30, 2005 due to an increase in rental income and casualty gain partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at Oak Run Apartments as discussed above and a decrease in bad debt expense which were partially offset by a decrease in the average rental rate charged. Other income decreased due to decreases in lease cancellation fees, late charges, and cleaning and damage fees at Oak Run Apartments.

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, occurring in May 2005, which caused damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.

Total expenses increased for the three and nine months ended September 30, 2005 due to an increase in operating, general and administrative, depreciation and interest expenses partially offset by a decrease in property tax expense.
Operating expense increased due to an increase in advertising and property expenses. Advertising expense increased due to an increase in leasing promotions in a effort to increase occupancy levels. Property expense increased due to an increase in salaries and related benefits. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates partially offset by a decrease due to the refinancing of the mortgage encumbering Oak Run Apartments in October 2004 as discussed below. Property tax expense decreased due to a decrease in the estimated 2005 property taxes at Oak Run Apartments as a result of a lower tax rate for the county taxes.

General and administrative expenses increased for the three and nine months ended September 30, 2005 due to an increase in accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $ 37,000 compared to approximately $86,000 at September 30, 2004. Cash and cash equivalents decreased approximately $66,000 from December 31, 2004 due to approximately $453,000 of cash used in investing activities partially offset by approximately $367,000 and $20,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates partially offset by the repayment of advances from affiliates and payment of additional loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2005 and 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments. During the nine months ended September 30, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $539,000 and $372,000, respectively. During the fourth quarter of 2004, an affiliate of the Managing General Partner agreed to advance the Partnership approximately $1,855,000 to cover costs associated with obtaining a new mortgage on the property and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the nine months ended September 30, 2005, the Partnership repaid approximately $152,000 for advances and approximately $80,000 for accrued interest. At September 30, 2005 the outstanding balance was approximately $2,646,000 including accrued interest. Interest accrues at the prime rate plus 2% (8.75% at September 30, 2005).
Interest expense amounted to approximately $137,000 and $2,000 for the nine months ended September 30, 2005 and 2004, respectively. Subsequent to September 30, 2005, an affiliate of the Manging General Partner agreed to advance additional funds in excess of the credit line to cover operational expenses and capital improvements at Oak Run Apartments of approximately $189,000.

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

During the nine months ended September 30, 2005 the Partnership completed approximately $379,000 of capital improvements at Oak Run Apartments consisting primarily of signage, counter tops, floor covering and appliance replacements, exterior improvements, and golf carts. These improvements were funded from operations, replacement reserves, advances from affiliates and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership's Managing General Partner
("Affiliate Loan") to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (8.75% at September 30, 2005). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 8.85%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

There were no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

3.4a Amendment  to the  Limited  Partnership  Agreement  dated  April  4,  2005.
     Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2005.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.