Form 10KSB
period 2005-12-31
CENTURY PROPERTIES FUND XVIII
filed 2006-03-31
CIK 704271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11934

CENTURY PROPERTIES FUND XVIII

(Name of small business issuer in its charter)

California	94-2834149
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,332,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless such date is modified or amended in accordance with applicable law.

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000 pursuant to a Registration Statement filed with the Securities and Exchange Commission. The net proceeds of the offering were used to acquire 12 income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states.  The Registrant's acquisition activities were completed in June 1984, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. In October 2003, the Partnership sold Overlook Apartments. At December 31, 2005, the Registrant continues to own and operate one remaining property. See "Item 2. Description of Property".

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership.  The Limited Partners have no right to participate in the management or conduct of such business and affairs.  Property management services are performed at the Partnership's property by an affiliate of the Managing General Partner. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Oak Run
Apartments	$19,283	$ 9,049	5-30 yrs	S/L	$ 6,374

See "Item 7. Financial Statements - Note B" to the consolidated financial statements for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Oak Run Apartments	$ 8,500	(2)	(3)	10/2007	$ 8,500

(1)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details as to the terms of the loan.

(2)

Adjustable rate equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum of 4.69%). The rate at December 31, 2005 was 7.24% and will reset monthly.

(3)

Interest only payments.

On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas.  The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Managing General Partner (“Affiliate Loan”) to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (9.25% at December 31, 2005).  The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership’s exposure to interest rate increases. Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 8.85%. This agreement expires October 1, 2007. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is approximately $3,000. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 for the property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Oak Run Apartments	$5,896	$5,951	86%	80%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

Oak Run Apartments	$ 297	2.99%

Capital Improvements

During the year ended December 31, 2005 the Partnership completed approximately $606,000 of capital improvements at Oak Run Apartments consisting primarily of signage, counter tops, floor covering and appliance replacements, exterior improvements, parking lot resurfacing and golf carts. These improvements were funded from operations, advances from affiliates, insurance proceeds and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units (the “Units”) aggregating $75,000,000. The Partnership has 75,000 Units outstanding held by 3,266 Limited Partners of record at December 31, 2005. Affiliates of the Managing General Partner owned 42,694.50 or 56.93% of the Units at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after anticipated capital expenditures, to permit distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 Units in the Partnership representing 56.93% of the total outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $988,000 for the year ended December 31, 2005 compared to a net loss of approximately $805,000 for the year ended December 31, 2004. The increase in net loss for the year ended December 31, 2005 was due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income and casualty gain partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at Oak Run Apartments and a decrease in bad debt expense which were partially offset by a decrease in the average rental rate charged. Other income decreased due to decreases in lease cancellation fees and cleaning and damage fees at Oak Run Apartments.

During the year ended December 31, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, occurring in May 2005, which caused damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off. Subsequent to December 31, 2005 additional insurance proceeds of approximately $34,000 were received.  Approximately $10,000 of which will result in additional gain being recognized in the first quarter of 2006 and approximately $24,000 which was received to cover emergency expenses which were recognized during 2005 and are included in operating expenses.

Total expense increased due to an increase in operating, depreciation and interest expenses partially offset by decreases in general and administrative and property tax expense. Operating expense increased due to an increase in advertising, property and administrative expenses partially offset by a decrease in maintenance expense. Advertising expense increased due to an increase in leasing promotions in an effort to increase occupancy levels. Property expense increased due to an increase in utility costs and salaries and related benefits. Administrative expense increased due to an increase in usage of a leasing call center service by the property during 2005. Maintenance expense decreased due to the decrease in contract services at Oak Run Apartments. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates partially offset by a decrease due to the refinancing of the mortgage encumbering Oak Run Apartments in October 2004 as discussed below. Property tax expense decreased due to a decrease in the assessed value of the property, partially offset by an increase in the tax rate.

General and administrative expenses decreased as a result of 2004 expenses related to the sale of one of the Partnership’s investment properties during 2003 that were not received until 2004. Excluding these expenses general and administrative expense remained relatively constant. Included in general and administrative expense are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern.  The Partnership continues to generate recurring operating losses, suffers from a lack of cash flow from operations and has advances due to affiliates of the Managing General Partner.  The Managing General Partner is currently evaluating its options to improve the operations of the property to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $78,000 compared to approximately $103,000 at December 31, 2004. Cash and cash equivalents decreased approximately $25,000 from December 31, 2004.  The decrease is due to approximately $552,000 and $107,000 of cash used in investing and operating activities, respectively, partially offset by approximately $634,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lender and insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate partially offset by the payment of advances from an affiliate and the payment of loan costs.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments. During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $806,000 and $372,000, respectively. During the fourth quarter of 2004, an affiliate of the Managing General Partner agreed to advance the Partnership approximately $1,855,000 to cover costs and the deficiency between the existing mortgage payoff amount and the new mortgage. During the year ended December 31, 2005, the Partnership repaid approximately $152,000 for advances and approximately $80,000 for accrued interest. During the year ended December 31, 2004, the Partnership repaid approximately $63,000 for advances. At December 31, 2005 the outstanding balance was approximately $2,980,000 including accrued interest. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense amounted to approximately $204,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively.  Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $128,000 for operating expenses.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Partnership's current assets are generally thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Managing General Partner (“Affiliate Loan”) to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (9.25% at December 31, 2005). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 8.85%. This agreement expires October 1, 2007. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is approximately $3,000. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after anticipated capital expenditures, to permit distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVIII

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVIII as of December 31, 2005, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVIII at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Partnership has inadequate liquidity due to a deficiency in working capital and declining operating results. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 78
Receivables and deposits		452
Restricted escrows		61
Other assets		223
Investment property (Notes C and F):
Land	$ 6,218
Buildings and related personal property	13,065
	19,283
Less accumulated depreciation	(9,049)	10,234
		$ 11,048

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 74
Other liabilities		127
Accrued property taxes		297
Tenant security deposit liabilities		52
Due to affiliates (Note E)		3,202
Mortgage note payable (Note C)		8,500

Partners' (Deficiency) Capital
General partner	$ (5,453)
Limited partners (75,000 units issued and outstanding)	4,249	(1,204)
		$ 11,048

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 2,103	$ 1,875
Other income	221	312
Casualty gain (Note G)	8	--
Total revenues	2,332	2,187

Expenses:
Operating	1,423	1,197
General and administrative	215	232
Depreciation	558	502
Interest	827	744
Property tax	297	317
Total expenses	3,320	2,992

Net loss (Note D)	$ (988)	$ (805)

Net loss allocated to general partner	$ (98)	$ (79)
Net loss allocated to limited partners	(890)	(726)

	$ (988)	$ (805)

Net loss per limited partnership unit	$(11.87)	$ (9.68)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$75,000	$75,000

Partners' (deficiency) capital at
December 31, 2003	75,000	$(5,276)	$ 5,865	$ 589

Net loss for the year ended
December 31, 2004	--	(79)	(726)	(805)

Partners' (deficiency) capital at
December 31, 2004	75,000	(5,355)	5,139	(216)

Net loss for the year ended
December 31, 2005	--	(98)	(890)	(988)

Partners' (deficiency) capital at
December 31, 2005	75,000	$(5,453)	$ 4,249	$(1,204)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (988)	$ (805)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	558	502
Loss on early extinguishment of debt	--	3
Casualty gain	(8)	--
Amortization of loan costs	68	41
Bad debt expense, net	41	143
Change in accounts:
Receivables and deposits	(43)	(559)
Other assets	8	(27)
Accounts payable	(2)	(9)
Other liabilities	(5)	52
Accrued property taxes	(20)	3
Tenant security deposit liabilities	11	2
Due to affiliates	273	96
Net cash used in operating activities	(107)	(558)

Cash flows from investing activities:
Insurance proceeds received	13	--
Property improvements and replacements	(567)	(745)
Net withdrawals from restricted escrows	2	98
Net cash used in investing activities	(552)	(647)

Cash flows from financing activities:
Repayment of mortgage note payable	--	(9,728)
Payments on mortgage notes payable	--	(105)
Proceeds from mortgage note payable	--	8,500
Advances from affiliate	806	2,227
Payments on advances from affiliate	(152)	(63)
Loan costs paid	(20)	(176)
Rate cap fee paid	--	(30)
Net cash provided by financing activities	634	625

Net decrease in cash and cash equivalents	(25)	(580)
Cash and cash equivalents at beginning of year	103	683
Cash and cash equivalents at end of year	$ 78	$ 103

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 597	$ 611
Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 51	$ 12

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Century Properties Fund XVIII (the “Partnership”) will continue as a going concern.  The Partnership continues to generate recurring operating losses, suffers from a lack of cash flow from operations and has advances due to affiliates. The Partnership’s general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the “Managing General Partner” of “FCMC”), Fox Realty Investors (“FRI”), and Fox Partners 82. The Managing General Partner is currently evaluating its options to improve the operations of the property to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVIII is a California limited partnership organized in July 1982 to acquire and operate residential apartment complexes.  The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As of December 31, 2005, the Partnership operates one residential apartment complex located in Texas. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless such date is modified or amended in accordance with applicable law.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $66,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Deferred Costs: Loan costs of approximately $196,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized over the term of the related loan agreement. At December 31, 2005, accumulated amortization is approximately $82,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $65,000 in 2006 and $49,000 in 2007.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.    The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value at December 31, 2005.

Derivative Financial Instruments:  For the Partnership’s variable rate debt, the Managing General Partner has entered into an interest rate cap agreement to reduce the Partnership’s exposure to interest rate fluctuations.  The interest rate cap agreement entered into in conjunction with the Oak Run Apartments refinancing effectively limits the Partnership’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate.  The fair value of this instrument is reflected as an asset in the consolidated balance sheet, and periodic changes in fair value are included in interest expense.  This instrument is not material to the Partnership’s consolidated financial position and results of operations. The fair value of the interest rate cap at December 31, 2005 is approximately $3,000.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $74,000 and $48,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expenses.

Segment Reporting: SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C - Mortgage Note Payable

The terms of mortgage note payable are as follows:

	Principal			Principal
	Balance At	Stated		Balance
	December 31,	Interest	Maturity	Due At
Property	2005	Rate	Date	Maturity
	(in thousands)			(in thousands)
Oak Run Apartments	$ 8,500	(1)	10/2007	$ 8,500

(1)

Adjustable rate equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum of 4.69%). The rate at December 31, 2005 was 7.24% and will reset monthly.

On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas.  The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Managing General Partner (“Affiliate Loan”) to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (9.25% at December 31, 2005).  The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership’s exposure to interest rate increases. Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 8.85%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is approximately $3,000. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the property. The mortgage note payable includes a prepayment penalty if repaid prior to its maturity. Further, the property may not be sold subject to existing indebtedness.

Note D - Income Taxes

Differences between the net loss as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004
Net loss as reported	$ (988)	$ (805)
Add (deduct):
Depreciation differences	132	73
Other	(87)	33
Federal taxable loss	$ (943)	$ (699)
Federal taxable loss per limited
partnership unit	$(11.33)	$ (8.39)

The following is a reconciliation between the Partnership's reported net liabilities and Federal tax basis of net assets (in thousands):

2005
Net liabilities as reported	$(1,204)
Land and buildings	1,151
Accumulated depreciation	(5,011)
Syndication and distribution costs	9,592
Other	133
Net assets - Federal tax basis	$ 4,661

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $106,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2005 and 2004, no amounts were paid to the Managing General Partner as there were no distributions during the years ended December 31, 2005 and 2004.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 for both of the years ended December 31, 2005 and 2004 which is included in general and administrative expense. At December 31, 2005, approximately $222,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments. During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $806,000 and $372,000, respectively. During the fourth quarter of 2004, an affiliate of the Managing General Partner agreed to advance the Partnership approximately $1,855,000 to cover costs and the deficiency between the existing mortgage payoff amount and the new mortgage. During the year ended December 31, 2005, the Partnership repaid approximately $152,000 for advances and approximately $80,000 for accrued interest. During the year ended December 31, 2004, the Partnership repaid approximately $63,000 for advances. At December 31, 2005 the outstanding balance was approximately $2,980,000 including accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense amounted to approximately $204,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively.  Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $128,000 for operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Oak Run Apartments	$ 8,500	$ 6,218	$ 8,713	$ 4,352

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
		(in thousands)

Oak Run Apartments	$ 6,218	$13,065	$19,283	$ 9,049	11/83	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
Investment Property	(in thousands)
Balance at beginning of year	$ 18,694	$ 17,937
Property improvements	606	757
Disposition of investment property	(17)	--
Balance at end of year	$ 19,283	$ 18,694

Accumulated Depreciation
Balance at beginning of year	$ 8,503	$ 8,001

Depreciation expense	558	502
Disposition of investment property	(12)	--
Balance at end of year	$ 9,049	$ 8,503

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2005 and 2004 is approximately $20,434,000 and $19,890,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $14,060,000 and $13,634,000, respectively.

Note G – Casualty Gain

During the year ended December 31, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, occurring in May 2005, which caused damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  Subsequent to December 31, 2005 additional insurance proceeds of approximately $34,000 were received.  Approximately $10,000 of which will result in additional gain being recognized in the first quarter of 2006 and approximately $24,000 which was received to cover emergency expenses which were recognized during 2005 and are included in operating expenses.

Note H - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Neither the Registrant, nor Fox Partners (“Fox”), the general partner of the Registrant, has any directors or officers. Fox Capital Management Corporation (the “Managing General Partner” or “FCMC”), the managing general partner of Fox, manages and controls substantially all of the Registrant’s affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner are set forth below.  There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 2005.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $106,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2005 and 2004, no amounts were paid to the Managing General Partner as there were no distributions during the years ended December 31, 2005 and 2004.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 for both of the years ended December 31, 2005 and 2004 which is included in general and administrative expense. At December 31, 2005, approximately $222,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Oak Run Apartments. During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $806,000 and $372,000, respectively. During the fourth quarter of 2004, an affiliate of the Managing General Partner agreed to advance the Partnership approximately $1,855,000 to cover costs and the deficiency between the existing mortgage payoff amount and the new mortgage. During the year ended December 31, 2005, the Partnership repaid approximately $152,000 for advances and approximately $80,000 for accrued interest. During the year ended December 31, 2004, the Partnership repaid approximately $63,000 for advances. At December 31, 2005 the outstanding balance was approximately $2,980,000 including accrued interest. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense amounted to approximately $204,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively. Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $128,000 for operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $29,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $7,000 for 2005 and 2004, respectively.

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

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
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

3.4a

Amendment to the Limited Partnership Agreement dated April 4, 2005. Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2005.

10.7

Loan Agreement dated September 30, 2004 between Oak Run, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to the Registrant’s Form 8-K dated October 1, 2004.

10.8

Promissory Note dated September 30, 2004 between Oak Run L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to the Registrant’s Form 8-K dated October 1, 2004.

10.9

Guaranty dated September 30, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank. Incorporated by reference to the Registrant’s Form 8-K dated October 1, 2004.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVIII (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.