Form 10QSB
period 2006-03-31
CENTURY PROPERTIES FUND XVIII
filed 2006-05-15
CIK 704271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVIII
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 66
Receivables and deposits		270
Restricted escrows		44
Other assets		177
Investment property:
Land	$ 6,218
Buildings and related personal property	13,261
	19,479
Less accumulated depreciation	(9,201)	10,278
		$ 10,835
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 76
Other liabilities		126
Accrued property taxes		78
Tenant security deposit liabilities		52
Due to affiliates (Note B)		3,432
Mortgage note payable		8,500

Partners' (Deficiency) Capital
General partner	$ (5,475)
Limited partners (75,000 units issued and
outstanding)	4,046	(1,429)
		$ 10,835

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 577	$ 501
Other income	62	54
Casualty gain (Note D)	10	--
Total revenues	649	555

Expenses:
Operating	349	300
General and administrative	45	52
Depreciation	152	137
Interest	250	175
Property tax	78	81
Total expenses	874	745

Net loss	$ (225)	$ (190)

Net loss allocated to general partner (9.9%)	$ (22)	$ (19)
Net loss allocated to limited partners (90.1%)	(203)	(171)
	$ (225)	$ (190)

Net loss per limited partnership unit	$ (2.71)	$ (2.28)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$75,000	$75,000

Partners' (deficiency) capital
at December 31, 2005	75,000	$(5,453)	$ 4,249	$(1,204)

Net loss for the three months
ended March 31, 2006	--	(22)	(203)	(225)

Partners' (deficiency) capital
at March 31, 2006	75,000	$(5,475)	$ 4,046	$(1,429)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (225)	$ (190)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	152	137
Casualty gain	(10)	--
Bad debt expense	9	17
Amortization of loan costs	16	17
Change in accounts:
Receivables and deposits	149	217
Other assets	30	(34)
Accounts payable	14	11
Other liabilities	(1)	(27)
Accrued property taxes	(219)	(236)
Due to affiliates	102	76
Net cash provided by (used in) operating activities	17	(12)

Cash flows from investing activities:
Property improvements and replacements	(208)	(48)
Net withdrawals from (deposits to) restricted escrows	17	(19)
Net insurance proceeds	34	--
Net cash used in investing activities	(157)	(67)

Cash flows from financing activities:
Advances from affiliates	128	103
Loan costs paid	--	(10)
Net cash provided by financing activities	128	93
Net (decrease) increase in cash and cash equivalents	(12)	14
Cash and cash equivalents at beginning of period	78	103
Cash and cash equivalents at end of period	$ 66	$ 117
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 154	$ 112
Supplemental disclosure of non-cash flow information:
Property improvements and replacements included in
accounts payable	$ 39	$ 15

At December 31, 2005 and 2004, approximately $51,000 and $12,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Century Properties Fund XVIII (the “Partnership” or “Registrant”) will continue as a going concern.  The Partnership continues to generate recurring operating losses, suffers from a lack of cash flow from operations and has advances due to affiliates. The Partnership’s general partner is Fox Partners. The general partners of Fox Partners are Fox Capital Management Corporation (the “Managing General Partner” or “FCMC”), Fox Realty Investors (“FRI”), and Fox Partners 82. The Managing General Partner is currently evaluating its options to improve the operations of the property to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $28,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the three months ended March 31, 2006 and 2005, no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $26,000 and $35,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses. At March 31, 2006, approximately $253,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership, in excess of the $150,000 credit line in prior years and also the current year. During the three months ended March 31, 2006 and 2005, approximately $128,000 and $103,000, respectively, was advanced to Oak Run Apartments for operating expenses. At March 31, 2006 the outstanding balance was approximately $3,179,000 including accrued interest. Interest accrues at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense amounted to approximately $71,000 and $40,000 for the three months ended March 31, 2006 and 2005, respectively. Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $24,000 for operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $49,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as  other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Casualty Gain

During the year ended December 31, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, which occurred in May 2005, causing damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  During the three months ended March 31, 2006 additional insurance proceeds of approximately $34,000 were received.  Approximately $10,000 of which resulted in additional gain being recognized in the first quarter of 2006 and approximately $24,000 of which was received to cover emergency expenses which were included in operating expenses during 2005. This amount is included in operating expenses for the three months ended March 31, 2006.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005.

	Average Occupancy
Property	2006	2005

Oak Run Apartments	94%	84%
Dallas, Texas

Occupancy at Oak Run Apartments increased as a result of increased advertising along with completion of improvements to the property which have enhanced its curb appeal.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $225,000 for the three months ended March 31, 2006 compared to a net loss of approximately $190,000 for the three months ended March 31, 2005. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to increases in rental and other income and casualty gains. Rental income increased due to an increase in occupancy at Oak Run Apartments as discussed above and a decrease in bad debt expense. Other income increased due to increases in application fees and utility reimbursements at Oak Run Apartments.

During the year ended December 31, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, which occurred in May 2005, causing damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  During the three months ended March 31, 2006 additional insurance proceeds of approximately $34,000 were received.  Approximately $10,000 of which resulted in additional gain being recognized in the first quarter of 2006 and approximately $24,000 of which was received to cover emergency expenses which were included in operating expenses during 2005. This amount is included in operating expense for the three months ended March 31, 2006.

Total expenses increased for the three months ended March 31, 2006 due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expense. Property tax expense remained relatively constant for the comparable period. Operating expense increased due to increases in advertising, property, administrative and maintenance expenses. Advertising expense increased due to an increase in periodicals and resident relations in an effort to increase occupancy levels. Property expense increased due to an increase in utility costs and salaries and related benefits. Administrative expense increased due to an increase in phone sales. Maintenance expense increased due to an increase in contract services at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates.

General and administrative expenses decreased for the three months ended March 31, 2006 due to a decrease in accountable reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $66,000 compared to approximately $117,000 at March 31, 2005. Cash and cash equivalents decreased approximately $12,000 from December 31, 2005 due to $157,000 of cash used in investing activities partially offset by approximately $128,000 and $17,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds related to the casualty at Oak Run Apartments and net withdrawals from restricted escrows maintained by the mortgage lender.  Cash provided by financing activities consisted of advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership, in excess of the $150,000 credit line in prior years and also the current year. During the three months ended March 31, 2006 and 2005, approximately $128,000 and $103,000, respectively, was advanced to Oak Run Apartments for operating expenses. At March 31, 2006 the outstanding balance was approximately $3,179,000 including accrued interest. Interest accrues at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense amounted to approximately $71,000 and $40,000 for the three months ended March 31, 2006 and 2005, respectively. Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $24,000 for operating expenses.

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

During the three months ended March 31, 2006 the Partnership completed approximately $196,000 of capital improvements at Oak Run Apartments consisting primarily of parking lot resurfacing, swimming pool and plumbing fixture upgrades, vinyl siding, interior lighting and appliance and floor covering replacements. These improvements were funded from operations, replacement reserves, advances from affiliates and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are generally thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership’s Managing General Partner (“Affiliate Loan”) to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (9.75% at March 31, 2006). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 8.85%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at March 31, 2006 is approximately $3,000. In addition the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the total outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units, in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.93% of the total outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. AIMCO IPLP, L.P., formerly Insignia Properties L.P. ("IPLP"), an affiliate of AIMCO and the Managing General Partner indirectly, had agreed for the benefit of non-tendering unitholders, that it would vote the 21,513 Units acquired in January 1996: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any of their affiliates right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 4.

OTHER INFORMATION

None.

ITEM 5.

EXHIBITS

See Exhibit Index.

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

Date: May 12, 2006

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

3.4a

Amendment to the Limited Partnership Agreement dated April 4, 2005 filed with the Registrant’s Form 10-QSB dated March 31, 2005.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.