Form 10QSB
period 2006-09-30
CENTURY PROPERTIES FUND XVIII
filed 2006-11-14
CIK 704271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 43
Receivables and deposits		282
Restricted escrows		102
Other assets		179
Investment property:
Land	$ 6,218
Buildings and related personal property	13,581
	19,799
Less accumulated depreciation	(9,520)	10,279
		$ 10,885
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 119
Other liabilities		159
Accrued property taxes		213
Tenant security deposit liabilities		49
Due to affiliates (Note C)		3,902
Mortgage note payable		8,500

Partners' (Deficiency) Capital
General partner	$ (5,538)
Limited partners (75,000 units issued and
outstanding)	3,481	(2,057)
		$ 10,885

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 610	$ 536	$ 1,773	$ 1,542
Other income	68	54	191	152
Casualty gain (Note D)	--	8	10	8
Total revenues	678	598	1,974	1,702

Expenses:
Operating	442	446	1,178	1,036
General and administrative	50	52	150	164
Depreciation	161	142	471	416
Interest	292	217	814	575
Property tax	58	74	214	223
Total expenses	1,003	931	2,827	2,414

Net loss	$ (325)	$ (333)	$ (853)	$ (712)

Net loss allocated to general
partner (9.9%)	$ (32)	$ (33)	$ (85)	$ (70)
Net loss allocated to limited
partners (90.1%)	(293)	(300)	(768)	(642)
	$ (325)	$ (333)	$ (853)	$ (712)

Net loss per limited
partnership unit	$ (3.91)	$ (4.00)	$(10.24)	$ (8.56)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$75,000	$75,000

Partners' (deficiency) capital
at December 31, 2005	75,000	$(5,453)	$ 4,249	$(1,204)

Net loss for the nine months
ended September 30, 2006	--	(85)	(768)	(853)

Partners' (deficiency) capital
at September 30, 2006	75,000	$(5,538)	$ 3,481	$(2,057)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (853)	$ (712)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	471	416
Casualty gain	(10)	(8)
Bad debt expense	27	29
Amortization of loan costs	49	49
Change in accounts:
Receivables and deposits	119	69
Other assets	(5)	(24)
Accounts payable	62	87
Tenant security deposit liabilities	(3)	9
Accrued property taxes	(84)	(94)
Other liabilities	32	31
Due to affiliates	55	168
Net cash (used in) provided by operating
activities	(140)	20
Cash flows from investing activities:
Property improvements and replacements	(533)	(371)
Insurance proceeds received	34	13
Net deposits to restricted escrows	(41)	(95)
Net cash used in investing activities	(540)	(453)

Cash flows from financing activities:
Advances from affiliates	645	539
Payments on advances from affiliates	--	(152)
Loan costs paid	--	(20)
Net cash provided by financing activities	645	367

Net decrease in cash and cash equivalents	(35)	(66)
Cash and cash equivalents at beginning of period	78	103
Cash and cash equivalents at end of period	$ 43	$ 37

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 782	$ 451
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 34	$ 20

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $51,000 and $12,000 of improvements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

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

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $96,000 and $83,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the nine months ended September 30, 2006 and 2005, no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $80,000 and $104,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses. At September 30, 2006, approximately $320,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership in excess of the $150,000 credit line in prior years and also the current year. During the nine months ended September 30, 2006 and 2005, approximately $645,000 and $539,000, respectively, was advanced to Oak Run Apartments for operating expenses and capital expenditures. At September 30, 2006 the outstanding balance was approximately $3,582,000 including accrued interest and is included in due to affiliates on the accompanying consolidated balance sheet. Interest accrues at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense amounted to approximately $241,000 and $137,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Partnership paid approximately $284,000 of accrued interest from cash reserves. During the nine months ended September 30, 2005, the Partnership paid approximately $152,000 for advances and approximately $80,000 for accrued interest from cash reserves. Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 for operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D – Casualty Gain

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, which occurred in May 2005, causing damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  During the nine months ended September 30, 2006 additional insurance proceeds of approximately $34,000 were received, approximately $10,000 of which resulted in additional gain being recognized in the first quarter of 2006 and approximately $24,000 of which was received to cover emergency expenses which were included in operating expenses during 2005. This amount is included as a reduction of operating expenses for the nine months ended September 30, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005.

	Average Occupancy
Property	2006	2005

Oak Run Apartments	95%	84%
Dallas, Texas

Occupancy at Oak Run Apartments increased as a result of increased marketing efforts along with completion of improvements to the property which have enhanced its curb appeal.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $325,000 and $853,000, respectively, compared to a net loss of approximately $333,000 and $712,000 for the three and nine months ended September 30, 2005, respectively.  The decrease in net loss for the three months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net loss for the nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for both the three and nine months ended September 30, 2006 due to increases in both rental and other income.  Rental income increased due to an increase in occupancy and the average rental rate at Oak Run Apartments. Other income increased due to increases in application fees and utility reimbursements at Oak Run Apartments.

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, which occurred in May 2005, causing damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  During the nine months ended September 30, 2006 additional insurance proceeds of approximately $34,000 were received, approximately $10,000 of which resulted in additional gain being recognized in the first quarter of 2006 and approximately $24,000 of which was received to cover emergency expenses which were included in operating expenses during 2005. This amount is included as a reduction of operating expenses for the nine months ended September 30, 2006.

Total expenses increased for the three months ended September 30, 2006 due to increases in depreciation and interest expenses partially offset by a decrease in property tax expense. Operating and general and administrative expenses for the three months ended September 30, 2006 remained relatively constant.  Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates due to an increase in advances and the variable interest rate charged on such advances and mortgage interest due to an increase in the variable interest rate associated with the mortgage.  Property tax expense decreased for the comparable period due to a successful appeal of the property’s taxable value during the third quarter of 2006. Total expenses increased for the nine months ended September 30, 2006 due to increases in operating, depreciation and interest expenses partially offset by decreases in general and administrative and property tax expenses. The increase in depreciation and interest expenses and the decrease in property tax expense for the nine months ended September 30, 2006 is discussed above. Operating expense increased due to increases in property, administrative, insurance, management fee and maintenance expenses. Property expense increased due to an increase in utility costs and salaries and related benefits. Administrative expense increased due to increased phone sales and training and travel costs. The increase in administrative expense is also due to the recording of a liability during the nine months ended September 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws. Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Insurance expense increased due to increased hazard and other insurance premiums. Management fees increased due to increased revenues at the Partnership’s investment property upon which such fees are based.  Maintenance expense increased due to an increase in painting and cleaning costs as a result of the increase in occupancy at the Partnership’s investment property.

General and administrative expenses decreased for the nine months ended September 30, 2006 and 2005 due to a decrease in accountable reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $43,000 compared to approximately $37,000 at September 30, 2005. Cash and cash equivalents decreased approximately $35,000 from December 31, 2005 due to approximately $540,000 and $140,000 of cash used in investing and operating activities, respectively, partially offset by approximately $645,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by the receipt of insurance proceeds related to the casualty at Oak Run Apartments. Cash provided by financing activities consisted of advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership, in excess of the $150,000 credit line in prior years and also the current year. During the nine months ended September 30, 2006 and 2005, approximately $645,000 and $539,000, respectively, was advanced to Oak Run Apartments for operating expenses and capital expenditures. At September 30, 2006 the outstanding balance was approximately $3,582,000 including accrued interest and is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”. Interest accrues at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense amounted to approximately $241,000 and $137,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Partnership paid approximately $284,000 of accrued interest from cash reserves. During the nine months ended September 30, 2005, the Partnership paid approximately $152,000 for advances and approximately $80,000 for accrued interest from cash reserves. Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 for operating expenses.

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

During the nine months ended September 30, 2006 the Partnership completed approximately $516,000 of capital improvements at Oak Run Apartments consisting primarily of structural improvements, kitchen and bath resurfacing, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operations, replacement reserves, advances from an affiliate and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Capital improvements will be incurred if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are generally thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 1, 2004, the Partnership obtained a mortgage of $8,500,000 on its sole investment property, Oak Run Apartments, located in Dallas, Texas. The existing mortgage of approximately $9,728,000 matured on October 1, 2004 and was repaid with proceeds from the new mortgage and an additional loan of approximately $1,918,000, which was funded by an affiliate of the Partnership’s Managing General Partner (“Affiliate Loan”) to cover closing costs and the deficiency between the existing mortgage payoff amount and the new mortgage. The Affiliate Loan is a demand note that bears interest at the prime rate plus 2% (10.25% at September 30, 2006). The new mortgage requires monthly payments of interest which began on November 1, 2004 until the loan matures October 1, 2007, with interest being equal to the average of London Interbank Offered Rates for a term of one month plus 285 basis points (minimum rate of 4.69%). In conjunction with the mortgage note, the Partnership paid approximately $30,000 to enter into an interest rate cap agreement, which limited the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 8.85%. This agreement expires October 1, 2007. The Partnership has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at September 30, 2006 is approximately $2,000. In addition the mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves.  As a condition of making the mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the mortgage.

There were no distributions during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.93% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.93% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 1996, AIMCO ILP, L.P. (“ILP”), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVIII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.