Form 10KSB
period 2006-12-31
CENTURY PROPERTIES FUND XVIII
filed 2007-04-16
CIK 704271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,629,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Century Properties Fund XVIII (the "Partnership" or "Registrant") was organized in July 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless such date is modified or amended in accordance with applicable law.

The principal business of the Registrant is to operate and hold real estate properties for investment. From February 1983 to September 1983, the Registrant offered and sold 75,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit for an aggregate of $75,000,000 pursuant to a Registration Statement filed with the Securities and Exchange Commission. The net proceeds of the offering were used to acquire 12 income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states.  The Registrant's acquisition activities were completed in June 1984, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1987 through February 1994, ten properties were either sold or otherwise disposed. In October 2003, the Partnership sold Overlook Apartments. The Partnership sold its remaining investment property, Oak Run Apartments, in December 2006.

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property during 2006. The Partnership estimates liquidation will be completed by December 31, 2007.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership.  The Limited Partners have no right to participate in the management or conduct of such business and affairs.  Property management services were performed at the Partnership's property by an affiliate of the Managing General Partner. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

On December 28, 2006, the Partnership sold its sole investment property, Oak Run Apartments, to a third party. In addition to Oak Run Apartments, the third party also purchased three other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO, an affiliate of the Managing General Partner.  The total sales price for Oak Run Apartments and the other three properties was approximately $48,700,000, of which approximately $13,250,000 was allocated to Oak Run Apartments. The net proceeds realized by the Partnership were approximately $13,015,000 after payment of closing costs.  The Partnership used approximately $8,500,000 to repay the mortgage encumbering the property and approximately $85,000 for a prepayment penalty.  The Partnership realized a gain of approximately $2,742,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $134,000 as a result of the write-off of unamortized loan costs of approximately $49,000 and a prepayment penalty of approximately $85,000.

Capital Improvements

The Partnership completed approximately $604,000 of capital improvements at Oak Run Apartments consisting primarily of kitchen and bath resurfacing, air conditioning upgrades, structural improvements and appliance and floor covering replacements. These improvements were funded from operations, advances from an affiliate of the Managing General Partner, insurance proceeds and replacement reserves. On December 28, 2006, the Partnership sold Oak Run Apartments to a third party.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units (the “Units”) aggregating $75,000,000. The Partnership has 74,981 Units outstanding held by 3,267 Limited Partners of record at December 31, 2006. Affiliates of the Managing General Partner owned 42,694.50 or 56.94% of the Units at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 Units in the Partnership representing 56.94% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.94% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 2006, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Oak Run Apartments. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $1,382,000 for the year ended December 31, 2006 compared to a net loss of approximately $988,000 for the year ended December 31, 2005.  The increase in net income is due to a gain from sale of discontinued operations in 2006, partially offset by an increase in loss from discontinued operations.

On December 28, 2006, the Partnership sold its sole investment property, Oak Run Apartments, to a third party. In addition to Oak Run Apartments, the third party also purchased three other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO, an affiliate of the Managing General Partner.  The total sales price for Oak Run Apartments and the other three properties was approximately $48,700,000, of which approximately $13,250,000 was allocated to Oak Run Apartments. The net proceeds realized by the Partnership were approximately $13,015,000 after payment of closing costs.  The Partnership used approximately $8,500,000 to repay the mortgage encumbering the property and approximately $85,000 for a prepayment penalty.  The Partnership realized a gain of approximately $2,742,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $134,000 as a result of the write-off of unamortized loan costs of approximately $49,000 and a prepayment penalty of approximately $85,000.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations was approximately $1,360,000 for the year ended December 31, 2006 as compared to a net loss from discontinued operations of approximately $988,000 for the year ended December 31, 2005. The increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to increases in both rental and other income. Rental income increased due to an increase in occupancy and the average rental rate at Oak Run Apartments. Other income increased due to increases in application fees and utility reimbursements at Oak Run Apartments.

During the year ended December 31, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, which occurred in May 2005, causing damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  During the year ended December 31, 2006 additional insurance proceeds of approximately $34,000 were received, approximately $10,000 of which resulted in additional gain being recognized in the first quarter of 2006 and approximately $24,000 of which was received to cover emergency expenses which were included in operating expenses during 2005. This amount is included as a reduction of operating expenses for the year ended December 31, 2006.

Total expenses increased due to increases in operating, depreciation and interest expenses and loss on early extinguishment of debt as a result of the 2006 sale of Oak Run Apartments (as discussed above) partially offset by decreases in general and administrative and property tax expenses. Operating expense increased due to increases in property, administrative, insurance, management fee and maintenance expenses. Property expense increased due to an increase in utility costs and salaries and related benefits. Administrative expense increased due to an increase in training and travel costs. The increase in administrative expense is also due to the recording of a liability during the year ended December 31, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws. Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Insurance expense increased due to increased hazard and other insurance premiums. Management fees increased due to increased revenues at the Partnership’s investment property upon which such fees are based.  Maintenance expense increased due to an increase in painting and cleaning costs as a result of the increase in occupancy at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased due to an increase in interest on advances from affiliates due to an increase in advances and the variable interest rate charged on such advances and mortgage interest due to an increase in the variable interest rate associated with the mortgage.  Property tax expense decreased due to a successful appeal of the property’s taxable value during the third quarter of 2006.

General and administrative expenses decreased for the year ended December 31, 2006 due to a decrease in the accountable reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2007 due to the sale of its remaining investment property (see “Note A” to the consolidated financial statements included in “Item 7. Financial Statements”).

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $3,772,000 compared to approximately $78,000 at December 31, 2005. Cash and cash equivalents increased approximately $3,694,000 due to approximately $12,455,000 of cash provided by investing activities partially offset by approximately $7,717,000 and $1,044,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted primarily of proceeds from the sale of Oak Run Apartments, net withdrawals from restricted escrows maintained by the mortgage lender and by the receipt of insurance proceeds related to the casualty at Oak Run Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of the repayment of the mortgage note payable and payment of a prepayment penalty partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership in excess of the $150,000 credit line in prior years and also the current year. During the years ended December 31, 2006 and 2005, approximately $868,000 and $806,000, respectively, was advanced to Oak Run Apartments for operating expenses and capital expenditures. At December 31, 2006 the outstanding balance was approximately $3,797,000 including accrued interest and is included in due to affiliates on the consolidated statement of net assets in liquidation. Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $338,000 and $204,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $388,000 of accrued interest from cash reserves. During the year ended December 31, 2005, the Partnership paid approximately $152,000 for advances and approximately $80,000 for accrued interest from cash reserves. Subsequent to December 31, 2006, all advances and accrued interest were repaid from the proceeds received from the sale of the Partnership’s remaining investment property.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Included in the statement of net assets in liquidation as of December 31, 2006 is approximately $40,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2007.

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $40,000 which is included in the Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (40)

As of December 31, 2006 the General Partner had a deficit balance in its capital account of $5,090,000.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.2, the General Partner shall have a deficiency in its capital account as determined in accordance with the accrual method of accounting, then the General Partner shall contribute in cash to the capital account of the Partnership an amount which is equal to the deficiency in its capital account.”  See “Item 7. Financial Statements – Note B” for an explanation of the credits of gain and charges of losses pursuant to Paragraph 11.2.

The Partnership is evaluating the language of Paragraph 5.3 as it relates to the Partnership Agreement in its entirety, whether the General Partner will be required to contribute funds, how much the General Partner would be required to contribute if there is an obligation and whether the General Partner and its partners have sufficient funds available to meet any contribution requirements.  The General Partner has disputed whether Paragraph 5.3 requires a contribution, has questioned the amount of the deficit balance and has asserted that sufficient funds may not be available should a contribution be required.  As a result, the Partnership has not recorded a receivable for the deficit balance of $5,090,000 in the General Partner's capital account as of December 31, 2006.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the “Units”) in the Partnership representing 56.94% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.94% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 2006, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Item 7.

Financial Statements

CENTURY PROPERTIES FUND XVIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets in Liquidation - December 31, 2006

Consolidated Statements of Discontinued Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVIII

We have audited the accompanying consolidated statement of net assets in liquidation of Century Properties Fund XVIII as of December 31, 2006, and the related consolidated statements of discontinued operations, changes in partners' (deficiency) capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, the Managing General Partner decided to liquidate the Partnership effective December 31, 2006. As a result, the Partnership changed its basis of accounting as of December 31, 2006 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Century Properties Fund XVIII at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles applied on the bases described in the proceeding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 2, 2007

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIATION

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents	$ 3,772
Receivables and deposits	419
4,191

Liabilities
Accounts payable	155
Other liabilities	61
Due to affiliates (Note F)	3,797
Estimated costs during period of liquidation (Note C)	40
4,053

Net assets in liquidation	$ 138

See Accompanying Notes to Consolidated Financial Statements.

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005

Income from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	2,353	2,103
Other income	266	221
Casualty gain (Note G)	10	8
Total revenues	2,629	2,332

Expenses:
Operating	1,624	1,423
General and administrative	204	215
Depreciation	639	558
Interest	1,114	827
Property tax	274	297
Loss on early extinguishment of debt (Note D)	134	--

Total expenses	3,989	3,320

Loss from discontinued operations	(1,360)	(988)
Gain from sale of discontinued operations (Note D)	2,742	--

Net income (loss) (Note E)	$ 1,382	$ (988)

Net income (loss) allocated to general partner	$ 363	$ (98)

Net income (loss) allocated to limited partners	1,019	(890)
	$ 1,382	$ (988)
Per limited partnership unit:
Loss from discontinued operations	$(16.35)	$(11.87)
Gain from sale of discontinued operations	29.94	--
Net income (loss) per limited partnership unit	$ 13.59	$(11.87)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$75,000	$75,000

Partners' (deficiency) capital
at December 31, 2004	75,000	$(5,355)	$ 5,139	$ (216)

Net loss for the year ended
December 31, 2005	--	(98)	(890)	(988)

Partners' (deficiency) capital at
December 31, 2005	75,000	(5,453)	4,249	(1,204)

Abandonment of limited partnership
units (Note H)	(19)	--	--	--

Net income for the year
ended December 31, 2006	--	363	1,019	1,382

Partners' (deficiency) capital
at December 31, 2006	74,981	$(5,090)	$ 5,268	178

Adjustment to liquidation basis
(Notes A and C)				(40)

Net assets in liquidation at
December 31, 2006				$ 138

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,382	$ (988)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	639	558
Amortization of loan costs	65	68
Bad debt expense, net	33	41
Gain from sale of discontinued operations	(2,742)	--
Loss on early extinguishment of debt	134	--
Casualty gain	(10)	(8)
Change in accounts:
Receivables and deposits	(24)	(43)
Other assets	109	8
Accounts payable	58	(2)
Other liabilities	(66)	(5)
Accrued property taxes	(297)	(20)
Tenant security deposit liabilities	(52)	11
Due to affiliates	(273)	273
Net cash used in operating activities	(1,044)	(107)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	13,015	--
Insurance proceeds received	34	13
Property improvements and replacements	(655)	(567)
Net withdrawals from restricted escrows	61	2
Net cash provided by (used in) investing activities	12,455	(552)

Cash flows from financing activities:
Repayment of mortgage note payable	(8,500)	--
Prepayment penalty paid	(85)	--
Advances from affiliates	868	806
Payments on advances from affiliate	--	(152)
Loan costs paid	--	(20)
Net cash (used in) provided by financing activities	(7,717)	634

Net increase (decrease) in cash and cash equivalents	3,694	(25)
Cash and cash equivalents at beginning of year	78	103
Cash and cash equivalents at end of year	$ 3,772	$ 78

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,158	$ 597
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 51

At December 31, 2004, approximately $12,000 of property improvements and replacements were included in accounts payable and are included in property improvements for the year ended December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A – Basis of Presentation

As of December 31, 2006, Century Properties Fund XVIII (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s (as defined in “Note B”) estimates as of the date of the consolidated financial statements.

As of December 31, 2006 the General Partner (as defined in “Note B”) had a deficit balance in its capital account of $5,090,000.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.2, the General Partner shall have a deficiency in its capital account as determined in accordance with the accrual method of accounting, then the General Partner shall contribute in cash to the capital account of the Partnership an amount which is equal to the deficiency in its capital account.”  See “Note B” below for an explanation of the credits of gain and charges of losses pursuant to Paragraph 11.2.

The Partnership is evaluating the language of Paragraph 5.3 as it relates to the Partnership Agreement in its entirety, whether the General Partner will be required to contribute funds, how much the General Partner would be required to contribute if there is an obligation and whether the General Partner and its partners have sufficient funds available to meet any contribution requirements.  The General Partner has disputed whether Paragraph 5.3 requires a contribution, has questioned the amount of the deficit balance and has asserted that sufficient funds may not be available should a contribution be required.  As a result, the Partnership has not recorded a receivable for the deficit balance of $5,090,000 in the General Partner's capital account as of December 31, 2006.

The Managing General Partner estimates that the liquidation process will be completed by December 31, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVIII is a California limited partnership organized in July 1982 to acquire and operate residential apartment complexes. Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless such date is modified or amended in accordance with applicable law.  The Partnership sold its remaining property during the year ended December 31, 2006 as discussed in “Note D – Disposition of Investment Property”.

Principles of Consolidation: The Partnership's financial statements include the accounts of the Partnership and its wholly-owned partnership, Oak Run LP, the entity which held title to Oak Run Apartments. All interpartnership transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $3,749,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceed $250.

Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, the Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicated the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $65,000 and $74,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expenses.

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

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $40,000, which is included in the Consolidated Statements of Changes in Partners' (Deficiency)Capital/Net Assets In Liquidation. The adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (40)

Note D – Disposition of Investment Property

On December 28, 2006, the Partnership sold its sole investment property, Oak Run Apartments, to a third party. In addition to Oak Run Apartments, the third party also purchased three other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO, an affiliate of the Managing General Partner.  The total sales price for Oak Run Apartments and the other three properties was approximately $48,700,000, of which approximately $13,250,000 was allocated to Oak Run Apartments. The net proceeds realized by the Partnership were approximately $13,015,000 after payment of closing costs.  The Partnership used approximately $8,500,000 to repay the mortgage encumbering the property and approximately $85,000 for a prepayment penalty.  The Partnership realized a gain of approximately $2,742,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $134,000 as a result of the write-off of unamortized loan costs of approximately $49,000 and a prepayment penalty of approximately $85,000.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or less of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable income (loss) result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005
Net income (loss) as reported	$ 1,382	$ (988)
Add (deduct):
Depreciation differences	302	132
Gain on sale of property	3,621	--
Other	(9)	(87)
Federal taxable income (loss)	$ 5,296	$ (943)
Federal taxable income (loss) per limited
partnership unit	$ 65.64	$(11.33)

The following is a reconciliation, between the Partnership's reported amounts and Federal tax basis of net assets (in thousands) as of December 31, 2006:

2006
Net assets in liquidation as reported	$ 138

Syndication and distribution costs	9,592
Other	226
Net assets - Federal tax basis	$ 9,956

Note F - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $130,000 and $115,000 for the years ended December 31, 2006 and 2005 respectively, which is included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner was entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2006 and 2005 no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $138,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expense.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership in excess of the $150,000 credit line in prior years and also the current year. During the years ended December 31, 2006 and 2005, approximately $868,000 and $806,000, respectively, was advanced to Oak Run Apartments for operating expenses and capital expenditures. At December 31, 2006 the outstanding balance was approximately $3,797,000 including accrued interest and is included in due to affiliates on the accompanying consolidated statement of net assets in liquidation. Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $338,000 and $204,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $388,000 of accrued interest from cash reserves. During the year ended December 31, 2005, the Partnership paid approximately $152,000 for advances and approximately $80,000 for accrued interest from cash reserves. Subsequent to December 31, 2006, all advances and accrued interest were repaid from the proceeds received from the sale of the Partnership’s remaining investment property.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the “Units”) in the Partnership representing 56.94% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.94% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 2006, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note G – Casualty Gain

During the year ended December 31, 2005, a net casualty gain of approximately $8,000 was recorded at Oak Run Apartments. The casualty gain related to a fire, which occurred in May 2005, causing damage to one unit at the property. The gain was the result of the receipt of insurance proceeds of approximately $13,000 offset by approximately $5,000 of undepreciated property improvements and replacements being written off.  During the year ended December 31, 2006, additional insurance proceeds of approximately $34,000 were received, approximately $10,000 of which resulted in additional gain being recognized in the first quarter of 2006 and approximately $24,000 of which was received to cover emergency expenses which were included in operating expenses during 2005. This amount is included as a reduction of operating expenses for the year ended December 31, 2006.

Note H – Abandonment of Units

During the year ended December 31, 2006, the number of Units decreased by 19 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The income (loss) per Unit on the accompanying consolidated statements of discontinued operations is calculated based on the number of Units outstanding at December 31, 2006 and 2005, which was 74,981 and 75,000, respectively.

Note I - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief
		Development Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	41	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker IV	44	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Registrant's limited partnership units as of December 31, 2006.

Name of		Percentage
Beneficial Owner	Number of Units	of Class

AIMCO IPLP, L.P.
(an affiliate of AIMCO)	21,717.0	28.97%
Madison River Properties, LLC
(an affiliate of AIMCO)	5,259.5	7.01%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	15,618.0	20.83%
Fox Capital Management Company
(an affiliate of AIMCO)	100.0	0.13%

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $130,000 and $115,000 for the years ended December 31, 2006 and 2005 respectively, which is included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner was entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the years ended December 31, 2006 and 2005 no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $138,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expense.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership in excess of the $150,000 credit line in prior years and also the current year. During the years ended December 31, 2006 and 2005, approximately $868,000 and $806,000, respectively, was advanced to Oak Run Apartments for operating expenses and capital expenditures. At December 31, 2006 the outstanding balance was approximately $3,797,000 including accrued interest and is included in due to affiliates on the consolidated statement of net assets in liquidation. Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $338,000 and $204,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $388,000 of accrued interest from cash reserves. During the year ended December 31, 2005, the Partnership paid approximately $152,000 for advances and approximately $80,000 for accrued interest from cash reserves. Subsequent to December 31, 2006, all advances and accrued interest were repaid from the proceeds received from the sale of the Partnership’s remaining investment property.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the “Units”) in the Partnership representing 56.94% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.94% of the total outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 2006, AIMCO IPLP, L.P., ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $32,000 and $28,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2006 and 2005.

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

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: April 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: April 16, 2007
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

10.10

Purchase and Sale Contract between Oak Run L.P., a South Carolina limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 8, 2006. Incorporated by reference to the Registrant’s Form 8-K dated December 14, 2006 and filed as Exhibit 10.9.

10.11

First Amendment to Purchase and Sale Contract between Oak Run L.P., a South Carolina limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 11, 2006. Incorporated by reference to the Registrant’s Form 8-K dated December 14, 2006 and filed as Exhibit 10.10.

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

Date:  April 16, 2007

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

Date:  April 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVIII (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: April 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: April 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.