Form 10QSB
period 2007-03-31
CENTURY PROPERTIES FUND XVIII
filed 2007-05-15
CIK 704271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing  requirements  for  the  past  90  days.  Yes    X    No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

March 31, 2007

Assets
Cash and cash equivalents	$ 128
Receivables and deposits	24
152
Liabilities
Accounts payable	25
Estimated costs during the period of liquidation	36
61

Net assets in liquidation	$ 91

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
March 31, 2007

Net assets in liquidation at beginning of period	$ 138

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(3,644)
Decrease in receivables and deposits	(395)
Decrease in accounts payable	130
Decrease in other liabilities	61
Decease in due to affiliates	3,797
Decrease in estimated costs during the period of
liquidation	4
Net assets in liquidation at end of period	$ 91

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended
March 31, 2006

Income from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	$ 577
Other income	62
Casualty gain (Note D)	10
Total revenues	649

Expenses:
Operating	349
General and administrative	45
Depreciation	152
Interest	250
Property tax	78
Total expenses	874

Loss from discontinued operations	(225)

Net loss	$ (225)

Net loss allocated to general partner (9.9%)	$ (22)
Net loss allocated to limited partners (90.1%)	(203)
$ (225)

Net loss per limited partnership unit	$ (2.71)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended
March 31, 2006
Cash flows from operating activities:
Net loss	$ (225)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	152
Casualty gain	(10)
Bad debt expense	9
Amortization of loan costs	16
Change in accounts:
Receivables and deposits	149
Other assets	30
Accounts payable	14
Other liabilities	(1)
Accrued property taxes	(219)
Due to affiliates	102
Net cash provided by operating activities	17

Cash flows from investing activities:
Property improvements and replacements	(208)
Net withdrawals from restricted escrows	17
Net insurance proceeds	34
Net cash used in investing activities	(157)

Cash flows provided by financing activities:
Advances from affiliates	128

Net decrease in cash and cash equivalents	(12)

Cash and cash equivalents at beginning of period	78
Cash and cash equivalents at end of period	$ 66
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 154
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 39

At December 31, 2005, approximately $51,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

As of December 31, 2006, Century Properties Fund XVIII (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note B – Disposition of Investment Property”). Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

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

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Note B – Disposition of Investment Property

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 for the three months ended March 31, 2006, which was included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner was entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the three months ended March 31, 2007 and 2006, no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $27,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses.

An affiliate of the Managing General Partner had made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership in excess of the $150,000 credit line in prior years. During the three months ended March 31, 2006, approximately $128,000 was advanced to Oak Run Apartments for operating expenses. Interest accrued at the prime rate plus 2%. There were no advances received during the three months ended March 31, 2007. Interest expense amounted to approximately $20,000 and $71,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Partnership repaid approximately $3,817,000 of advances and accrued interest from the proceeds received from the sale of the Partnership’s remaining investment property. No amounts were owed at March 31, 2007.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

Results from Operations

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the consolidated financial statements.

During the three months ended March 31, 2007, net assets in liquidation decreased by approximately $47,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents, receivables and deposits, accounts payable, other liabilities, due to affiliates and the estimated costs during the period of liquidation. The decrease in cash and cash equivalents and due to affiliates is due to the Partnership’s payment of advances and related accrued interest from an affiliate of the Managing General Partner. The decrease in receivables and deposits is due to the collection of receivables and escrows relating to the sale of the Partnership’s investment property. The decrease in accounts payable is due to the payment of trailing payables relating to the sale of the Partnership’s investment property.  The decrease in other liabilities is due to the payment of costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The consolidated statement of net assets in liquidation as of March 31, 2007 includes approximately $36,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2007.  Because the success in realization of assets and the settlement of liabilities, is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or extended beyond December 31, 2007, the projected date of liquidation.

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

There were no cash distributions during the three months ended March 31, 2007 and 2006.  Future cash distributions, if any, will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.94% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.94% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 2006, AIMCO IPLP, L.P. (“IPLP”), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES FUND XVIII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.