Form 10QSB
period 2007-06-30
CENTURY PROPERTIES FUND XVIII
filed 2007-08-14
CIK 704271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
(Unaudited)
(in thousands)

June 30, 2007

Assets
Cash and cash equivalents	$ 121

Receivables and deposits	14
Due from General Partner (Note B)	5,095
5,230
Liabilities
Accounts payable	10
Estimated costs during the period of liquidation	24
34

Net assets in liquidation	$ 5,196

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months Ended
June 30, 2007

Net assets in liquidation at beginning of period	$ 138

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(3,651)
Decrease in receivables and deposits	(405)
Increase in due from General Partner	5,095
Decrease in accounts payable	145
Decrease in other liabilities	61
Decease in due to affiliates	3,797
Decrease in estimated costs during the period of
liquidation	16
Net assets in liquidation at end of period	$ 5,196

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Income from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	586	1,163
Other income	61	123
Total revenues	647	1,286

Expenses:
Operating	387	736
General and administrative	55	100
Depreciation	158	310
Interest	272	522
Property tax	78	156
Total expenses	950	1,824

Casualty gain (Note E)	--	10

Net loss	$ (303)	$ (528)

Net loss allocated to general partner (9.9%)	$ (31)	$ (53)
Net loss allocated to limited partners (90.1%)	(272)	(475)
	$ (303)	$ (528)

Net loss per limited partnership unit	$ (3.62)	$ (6.33)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XVIII

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended
June 30, 2006
Cash flows from operating activities:
Net loss	$ (528)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	310
Casualty gain	(10)
Bad debt expense	15
Amortization of loan costs	33
Change in accounts:
Receivables and deposits	213
Other assets	(17)
Accounts payable	22
Other liabilities	(2)
Accrued property taxes	(141)
Due to affiliates	108
Net cash provided by operating activities	3

Cash flows from investing activities:
Property improvements and replacements	(348)
Net deposits to restricted escrows	(3)
Net insurance proceeds	34
Net cash used in investing activities	(317)

Cash flows provided by financing activities:
Advances from affiliates	410

Net increase in cash and cash equivalents	96

Cash and cash equivalents at beginning of period	78
Cash and cash equivalents at end of period	$ 174
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 424
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 23

At December 31, 2005, approximately $51,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at June 30, 2006.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XVIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

As of December 31, 2006, Century Properties Fund XVIII (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note C – Disposition of Investment Property”). Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Note B – Deficit Restoration

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.2, the General Partner shall have a deficiency in its capital account as determined in accordance with the accrual method of accounting, then the General Partner shall contribute in cash to the capital account of the Partnership an amount which is equal to the deficiency in its capital account.”  The Partnership has recorded a receivable from the General Partner at June 30, 2007 of approximately $5,095,000, which is equal to the General Partner’s capital account deficiency at June 30, 2007.  The balance was received from the General Partner subsequent to June 30, 2007.

Note C – Disposition of Investment Property

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

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 for the six months ended June 30, 2006, which was included in operating expenses.

As compensation for the services rendered in managing the Partnership, the Managing General Partner was entitled to receive a Partnership Management Fee equal to 9% of distributions from operations as defined in the Partnership Agreement. During the six months ended June 30, 2007 and 2006, no amounts were paid to the Managing General Partner as there were no distributions.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $27,000 and $48,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in costs of liquidation and general and administrative expenses, respectively.

Prior to the sale of the Partnership’s properties, an affiliate of the Managing General Partner had made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  The affiliate of the Managing General Partner agreed to advance funds to the Partnership in excess of the $150,000 credit line in prior years. During the six months ended June 30, 2006, approximately $410,000 was advanced to Oak Run Apartments for operating expenses. Interest accrued at the prime rate plus 2%. There were no advances received during the six months ended June 30, 2007. Interest expense amounted to approximately $20,000 and $152,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, the Partnership repaid approximately $3,817,000 of advances and accrued interest from the proceeds received from the sale of the Partnership’s remaining investment property. No amounts were owed at June 30, 2007.

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

Note E – Casualty Gain

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

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

During the six months ended June 30, 2007, net assets in liquidation increased by approximately $5,058,000. The increase in net assets in liquidation is due to the recording of a receivable from the General Partner, as discussed below, partially offset by decreases in cash and cash equivalents, receivables and deposits, accounts payable, other liabilities, due to affiliates and the estimated costs during the period of liquidation. The decrease in cash and cash equivalents and due to affiliates is due to the Partnership’s payment of advances and related accrued interest from an affiliate of the Managing General Partner. The decrease in receivables and deposits is due to the collection of receivables and escrows relating to the sale of the Partnership’s investment property. The decrease in accounts payable is due to the payment of trailing payables relating to the sale of the Partnership’s investment property.  The decrease in other liabilities is due to the payment of costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The consolidated statement of net assets in liquidation as of June 30, 2007 includes approximately $24,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2007.  Because the success in realization of assets and the settlement of liabilities, is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or extended beyond September 30, 2007, the projected date of liquidation.

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.2, the General Partner shall have a deficiency in its capital account as determined in accordance with the accrual method of accounting, then the General Partner shall contribute in cash to the capital account of the Partnership an amount which is equal to the deficiency in its capital account.”  The Partnership has recorded a receivable from the General Partner at June 30, 2007 of approximately $5,095,000, which is equal to the General Partner’s capital account deficiency at June 30, 2007.  The balance was received from the General Partner subsequent to June 30, 2007.

There were no cash distributions during the six months ended June 30, 2007 and 2006.  The Partnership anticipates one final distribution to the limited partners after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,694.50 limited partnership units (the "Units") in the Partnership representing 56.94% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.94% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 21,513 Units acquired on January 19, 2006, AIMCO IPLP, L.P. (“IPLP”), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES FUND XVIII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVIII (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.